Form 10QSB
period 1996-09-30
EMERGING BETA CORP
filed 1996-11-12
CIK 904144

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 33-61894-FW


                                            EMERGING BETA CORPORATION
               (Exact Name of small Business issues as specified in its Charter)


            Delaware                                                72-1235450
(State or other Jurisdiction of                               I.R.S. Employer
Incorporation or Organization                               Identification No.)

                                 220 Camp Street, New Orleans, Louisiana  70130
(Address of Principal Executive Offices)                         (Zip Code)

                                                 (504) 524-1801
                            (Registrant's Telephone Number, including Area Code)



         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                             43,600
----------------------------------                           -------------------
Title of Class                                      Number of Shares outstanding
                                                           at September 30, 1996

Exhibit Index - NONE.




                                            EMERGING BETA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             September 30,                     March 31,
                                                               1996                           1996

Current Assets
        Cash and cash equivalents                           $      293,128                 $     297,673

        Interest Receivable                                            179                           179

Total Current Assets                                               293,307                       297,852

Other Assets - organization costs                                      700                           840

Total Assets                                                $      294,007                 $     298,692


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $                              $       2,026
Total Current Liabilities                                                                          2,026

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,231                       252,231
Retained Earnings                                                  (1,824)                           835

Total Stockholders' Equity                                         294,007                       296,666

Total Liabilities and Stockholders' Equity                  $      294,007                 $     298,692









                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.




                                                         EMERGING BETA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF OPERATIONS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996        Sept. 30, 1995


REVENUES -
     Interest Income                             $       7,885                 $11,149               3,997      $         3,152

COSTS AND EXPENSES
     General and Administrative                         10,544                  10,563               5,535                5,581

TOTAL COSTS AND EXPENSES                                10,544                  10,563               5,535                5,581

NET INCOME (LOSS) BEFORE TAX                           (2,659)                     586             (1,538)              (2,429)

CURRENT TAX PROVISIONS

NET INCOME (LOSS)                                      (2,659)                     616             (1,538)              (2,429)

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                 43,600                  43,600              43,600               43,600


INCOME (LOSS) PER
 COMMON SHARE                                    $       (.06)        $            .01      $        (.04)      $         (.06)
































                                The  accompanying  notes are an integral part of
these financial statements.




                                                         EMERGING BETA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF CASH FLOWS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996        Sept. 30, 1995

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $     (2,659)        $            586      $      (1,538)      $       (2,429)
     Add item not affecting
          cash-amortization                                140                     140                  70                   70
     Adjustments to reconcile
          net income (loss)
          to net cash used by
          operating activities
     Increase (decrease)
          accrued expenses
     Increase (decrease) in
          accounts payable                             (2,026)                   (750)                                    (750)
     Increase (decrease) in
          due to related party                                                                                            (200)
     Increase (decrease) in
          taxes payable                                                          (864)                                    (130)
     (Increase) decrease due
          from related party                                                                                              1,250
     Increase (decrease) due
          to stockholder

     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                           (4,545)                   (888)             (1,468)              (2,189)

CASH FLOWS FROM
FINANCING ACTIVITIES

  Issuance of common stock

  Increase in Deferred
     Offering Costs

    CASH PROVIDED (USED
     BY FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH                            (4,545)                   (888)             (1,468)              (2,189)

CASH BALANCE - BEGINNING                               297,673                 301,608             294,596              302,909

CASH BALANCE - ENDING                            $     293,128        $        300,702      $      293,128      $       300,720

                             The accompanying notes are an integral part of
these financial statements.

                                                 EMERGING BETA CORPORATION
                                           (A Company in the Development Stage)

                                               NOTES TO FINANCIAL STATEMENTS
                             (All information as of September 30, 1996 and 1995
                                  is unaudited)

1.     DESCRIPTION OF ORGANIZATION

       Emerging Beta Corporation (the "Company") is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. The Company was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the board of directors, in their discretion, believe to be good opportunities. The Company will be heavily dependent on the skills, talents, and abilities of its management to successfully implement its business plan. An affiliate of a director is expected to be the source for most business opportunities submitted to the Company. Due to its currently limited funds and to the fact that the Company will only receive limited capital from a public offering, it is likely that the Company will not be able to compete with larger and more experienced entities for business opportunities which are lower risk and are more attractive for such entities; business opportunities, in which the Company ultimately participates will likely be highly risky and speculative. Since inception, the Company's activities have been limited to capital formation.

2.     SIGNIFICANT ACCOUNTING POLICIES

       Organizational costs relating to the expenses of incorporation will be amortized on a straight-line basis over five years.

       The financial statements for the three and six months ended September 30, 1996 and 1995 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995 and the cash flows for the three and six months ended September 30, 1996 and 1995. The results of operations for the three and six months ended September 30, 1996 and 1995 have been adjusted from the results as previously reported to include amortization expenses.

       The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1996.

3.     RELATED PARTY TRANSACTIONS

       The Company currently has informal arrangements with an affiliate of certain officers and directors for use of office space and professional and clerical services. Professional services, if any, are to be billed to the Company at $60 to $100 per hour. Use of clerical services, if any, are to be billed to the Company at $20 per hour. The Company currently receives the use of office space free of charge. As of September 30, 1996, no services had been billed to the Company.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                 AND FINANCIAL
                  CONDITION

       The Company has not commenced operations. Expenses for the three and six months ended September 30, 1996 and 1995 include consulting fees of $3,750 and $7,500, respectively.

                                                PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

3.       Certificate of Incorporation and Bylaws

         3.1      Restated Certificate of Incorporation*
         3.2      Bylaws*
         3.3      Proposed Certificate of Amendment to the Restated Certificate
                      of Incorporation*

10.      Material Contracts

         10.1     1993 Stock Option Plan*
         10.2 Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details*



* Incorporated by reference to such exhibit as filed with the Company's registration statement on Form SB-2, file no. 33- 61894-FW (the "Registration Statement") on April 29, 1993.

         (b)      Reports on Form 8-K: None

                                                        SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 1, 1996                            By:      /s/ Burt H. Keenan
                                                              ------------------
                                                                  Burt H. Keenan
                                                                       President
                                                                       and Chief
                                                                       Financial
                                                                       Officer
                                                                       (chief
                                                                       financial
                                                                       officer
                                                                       and
                                                                      accounting
                                                                       officer
                                                                      and  duly
                                                                      authorized
                                                                       officer)