Form 10KSB
period 1997-03-31
EMERGING BETA CORP
filed 1997-06-24
CIK 904144

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1997

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 33-61894-FW

                                             EMERGING BETA CORPORATION
                            (Exact name of small business issuer in its charter)

                         DELAWARE                                    72-1235450
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                        Identification No.)

                 220 Camp Street,
                 New Orleans, Louisiana                                   70130
           (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (504) 524-1801
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:              None
                                                             ----------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997 was $300,000 based upon the sales price of the Common Stock in the Company's public offering.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1997:

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

Item 3.   LEGAL PROCEEDINGS

          Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1997, there were 339 stockholders of record. No dividends have been paid and none are expected to be paid in the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          Selected Financial Information

          The following sets forth selected financial information as of March 31, 1993, 1994, 1995, 1996,and 1997, and is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.

                                                Balance Sheet Data


                                      March 31,     March 31,         March 31,     March 31,      March 31,
                                        1993          1994              1995          1996            1997



Cash..............................  $    13,000    $   296,056     $   301,608    $    297,673    $     290,600
Organizational Costs..............        1,400          1,400           1,120             840              560
Total Assets......................       14,400        298,338         302,768         298,692          292,687
Total Liabilities.................        1,400          1,199           2,864           2,026            1,050
Stockholders' Equity..............       13,000        297,139         299,864         296,666          292,197


            The Company has been recently formed and has not engaged in any operations other than organizational matters. The Company earned $11,820 in interest income during 1995, $21,121 in 1996, and $15,818 in 1997. In January 1995, the Company engaged a director to provide consulting services to the Company at the rate of $1,250 per month, or $3,750 during the 1995 fiscal year and $15,000 in the 1996 fiscal year. In fiscal 1997 the amount paid was $13,500. It is anticipated that the amount in fiscal 1998 will $9,000.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Name                     Age           Office with the Company

Burt H. Keenan            57            President and Chief Financial Officer
                                        and Director

D. B. H. Chaffe III       63            Director

Daniel B. Killeen         63            Secretary and Director

Jerry W. Jarrell          55            Director

           Each officer and director will devote only such time to the business affairs of the Company as he deems appropriate, as discussed under the caption "Executive Compensation," estimated at an average of approximately 20- 30 hours per officer and director for each quarter. Management does not intend to devote any significant amount of time to any Company until an acquisition candidate has been preliminarily identified and a letter of intent is being negotiated between the Company and the acquisition candidate.

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

           Daniel B. Killeen has been an associate professor in information systems in the A. B. Freeman School of Business at Tulane University since 1983. From 1967 to 1983, he was Director of Computing at the University,
responsible for all computing activities and a staff of fifty.  Mr. Killeen performs consulting work for business and industry throughout the Gulf South. Mr. Killeen has received degrees in Physics and a Ph.D in Engineering, and
is affiliated with several honorary business and scientific societies. He is a registered Louisiana professional engineer.

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

Item 10. EXECUTIVE COMPENSATION

           No compensation has been paid or accrued to any officer or director of the Company to date. Each officer and director may be paid on an hourly basis for actual hours devoted to the Company's business, and will be reimbursed for his actual out-of-pocket expenses for telephone, reproduction, travel, and miscellaneous items. No hourly compensation has been determined as of the date of this Report, and any hourly compensation will be determined arbitrarily by the Company's board of directors based on its opinion of the value of such services, and will not be based on current compensation levels for employment outside of the Company or other such measurements. The terms of such compensation will not be determined in arm's length negotiation. The Company has no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers and directors, and does not contemplate implementing any such plan at this time.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 31, 1997, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                                           Number of Shares
                                            of Common Stock
                                             Beneficially
Names and Addresses                              Owned                       Percent



Burt H. Keenan(1)                                11,350                           26%

D. B. H. Chaffe III(2)                            4,320                          9.9%

Daniel B. Killeen(3)                                760                          1.7%

Jerry W. Jarrell(4)                               2,125                          4.9%

All Officers and
Directors as a Group:
(4 persons)(5)                                   18,555                         42.5%
                                                 ------                         -----


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

(5)     Includes Shares issuable as set forth in Notes 1, 2, 3 and 4 above.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has an oral agreement with Jerry W. Jarrell, a director, to provide consulting services to the Company. The agreement, which commenced on January 1, 1995, is for a term of 24 months and provides for $1,250 compensation per month, plus a one-time grant of options to purchase 2,000 shares of Common Stock at $12.00 per share. On January 1, 1997 the agreement was renewed but the compensation reduced to $750 per month.
See "Stock Option Plan" below.

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

        Through March 31, 1995, the Company did not pay any amounts to C & A. In fiscal 1996 and 1997 the amounts paid were $3,481 and $112, respectively. It is not anticipated that no additional amounts will be paid to C & A until an acquisition is identified.

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


            (b)  Reports on Form 8-K.
                 Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 1997.


                                                      EMERGING BETA CORPORATION


                                                       By:  /s/ Burt H. Keenan*
                                                                Burt H. Keenan
                                                                President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 10, 1997.


By:     /s/ Burt H. Keenan*     President and Chief Financial Officer (Principal
        Burt H. Keenan         financial accounting and executive officer) and
                                            Director

By:     /s/ D. B. H. Chaffe III                      Director
        D. B. H. Chaffe III


By:     /s/ Daniel B. Killeen                        Secretary and Director
        Daniel B. Killeen


By:     /s/ Jerry W. Jarrell                         Director
        Jerry W. Jarrell

        */s/D.B.H. Chaffe III
        D.B.H. Chaffe III signs this report
        as attorney in fact of
        Burt H. Keenan


*
        D.B.H. Chaffee III signs this report
        as attorney in fact of
        Burt H. Keenan

                                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Emerging Beta Corporation:

We have audited the accompanying balance sheet of Emerging Beta Corporation (a Delaware corporation) as of March 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging Beta Corporation as of March 31, 1997, and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.









New Orleans, Louisiana,
May 2, 1997

                                                          F-





                                               EMERGING BETA CORPORATION

                                                     BALANCE SHEET


                                                    MARCH 31, 1997


                                                        ASSETS




CURRENT ASSETS:
   Cash and cash equivalents                                                                          $  290,600
   Interest receivable                                                                                     2,087

       Total current assets                                                                              292,687

ORGANIZATION COSTS                                                                                           560

       Total assets                                                                                   $  293,247

                                         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable                                                                                   $    1,050

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares
     subscribed, issued or outstanding                                                                        -
   Common stock, $1.00 par value; 20,000,000 shares authorized; 43,600
     issued and outstanding                                                                               43,600
   Additional paid-in capital                                                                            252,231
   Accumulated deficit                                                                                    (3,634)

       Total stockholder's equity                                                                        292,197

       Total liabilities and stockholders' equity                                                     $  293,247




                      The accompanying notes are an integral part of these financial statements.

                                                          F-



                                               EMERGING BETA CORPORATION

                                               STATEMENTS OF OPERATIONS


                                      FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                                                                                              1997           1996


INTEREST INCOME                                                                           $   15,818     $   21,121

COSTS AND EXPENSES                                                                           (20,287)       (24,319)

NET LOSS BEFORE TAX                                                                           (4,469)        (3,198)

TAX PROVISION                                                                                     -              -

NET LOSS                                                                                  $   (4,469)    $   (3,198)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                 43,600         43,600


LOSS PER SHARE                                                                             $  (.103)      $  (.073)







                      The accompanying notes are an integral part of these financial statements.


                                                          F-






                                               EMERGING BETA CORPORATION

                                          STATEMENTS OF STOCKHOLDERS' EQUITY


                                      FOR THE YEARS ENDED MARCH 31, 1997 AND 1996




                                                                                                  Retained
                                                    Common Stock               Additional         Earnings

                                               Number of                          Paid-in     (Accumulated
                                                  Shares        Amount           Capital           Deficit)           Total


BALANCE - March 31, 1995                           43,600       $  43,600      $  252,231         $  4,033         $  299,864

NET LOSS FOR THE YEAR                                  -               -               -            (3,198)            (3,198)

BALANCE - March 31, 1996                           43,600          43,600         252,231              835            296,666

NET LOSS FOR THE YEAR                                  -               -               -            (4,469)            (4,469)

BALANCE - March 31, 1997                           43,600       $  43,600      $  252,231         $ (3,634)        $  292,197





                      The accompanying notes are an integral part of these financial statements.


                                                          F-





                                               EMERGING BETA CORPORATION

                                               STATEMENTS OF CASH FLOWS


                                      FOR THE YEARS ENDED MARCH 31, 1997 AND 1996




                                                                                               1997             1996


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)-                                                                       $   (4,469)       $   (3,198)
     Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities-
         Decrease/(increase) in interest receivable                                             (1,908)             (179)
         Increase/(decrease) in taxes payable                                                       -               (864)
         Increase/(decrease) in accounts payable                                                  (976)               26
         Amortization expense                                                                      280               280

           Net cash provided (used) by operating activities                                     (7,073)           (3,935)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (7,073)           (3,935)

CASH BALANCE AND CASH EQUIVALENTS - beginning                                                  297,673           301,608

CASH BALANCE AND CASH EQUIVALENTS - ending                                                  $  290,600        $  297,673

CASH TAXES PAID                                                                             $       -         $      712



                      The accompanying notes are an integral part of these financial statements.

                                                          F-

                                               EMERGING BETA CORPORATION

                                             NOTES TO FINANCIAL STATEMENTS


                                                MARCH 31, 1997 AND 1996



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

There are no temporary differences between financial reporting and tax basis of assets and liabilities. As no taxable income was generated during fiscal 1996 and 1997, no income tax provision has been recorded. A deferred tax asset has been recorded in an amount equal to the tax effected net operating losses generated in 1996 and 1997. This asset has been reduced to zero by a valuation allowance. The net operating loss carryforward at March 31, 1997 was approximately $7,600 and will expire in 2010 and 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period.
Actual results could differ from those estimates.

                                                          F-

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company is required to adopt the new standard in its fiscal year-end 1998 financial statements. All prior-period EPS information (including interim EPS) is required to be restated at that time. Early adoption is not permitted. The standard would have no impact on earnings per share as presented in the financial statements.

3.   RELATED PARTY TRANSACTIONS:

During  the early  fall of 1996,  the  Company  ceased  using  office  space and professional and clerical services of an affiliate of certain officers and directors which had been used during fiscal year 1996. The Company was charged $112 and $3,481 during fiscal 1997 and 1996, respectively, for services rendered on its behalf. Such services are currently provided by the Company's Vice-President of Finance as part of the consulting fee.

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. Beginning in January 1995, and through December 1996, a consulting fee of $1,250 per month was paid to a director of the Company. During January to March 1997, the consulting fee paid was $750 per month.

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

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," effective for the Company at March 31, 1997. Under FAS 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current APB Opinion No. 25 method whereby no compensation cost is recognized upon grant. The Company will continue to account for its stock-based compensation plans under APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make disclosures as if FAS 123 had been applied. The disclosure requirements of this Statement are effective for options granted in fiscal 1996 and 1997. As a result, FAS 123 is not applicable to the Company's outstanding stock options.


                                                          F-