Form 10QSB
period 1997-12-31
EMERGING BETA CORP
filed 1998-02-12
CIK 904144

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December
          31, 1997

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

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             December 31,                      March 31,
                                                               1997                           1997

Current Assets
        Cash and cash equivalents                           $      294,247                 $     290,600

        Interest Receivable                                             92                         2,087

Total Current Assets                                               294,339                       292,687

Other Assets - organization costs                                      350                           560

Total Assets                                                $      294,689                 $     293,247


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $           --                 $       1,050

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,231                       252,231
Retained Earnings                                                  (1,142)                       (3,634)

Total Stockholders' Equity                                         294,689                       292,197

Total Liabilities and Stockholders' Equity                  $      294,689                 $     293,247









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


                                                         EMERGING BETA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF OPERATIONS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1997         Dec. 31, 1996


REVENUES -
     Interest Income                             $      12,312                  11,919               4,105      $         4,034

COSTS AND EXPENSES
     General and Administrative                          9,820                  15,886               3,028                5,342

TOTAL COSTS AND EXPENSES                                 9,820                  15,886               3,028                5,342


NET INCOME (LOSS)                                        2,492                 (3,967)               1,077              (1,308)

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                 43,600                  43,600              43,600               43,600


INCOME (LOSS) PER
 COMMON SHARE                                    $         .06        $          (.09)      $          .02      $         (.03)
































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




                                                         EMERGING BETA CORPORATION
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF CASH FLOWS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1997         Dec. 31, 1965

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $       2,492        $        (3,967)      $        1,077      $       (1,308)
     Add item not affecting
          cash-amortization                                210                     210                  70                   70
     Adjustments to reconcile
          net income (loss)
          to net cash used by
          operating activities
     (Increase) decrease
          receivables                                  (1,372)                 (1,372)                 792              (1,372)
     Increase (decrease) in
          accounts payable                             (1,050)                   (684)                  --                1,342



     CASH (USED) PROVIDED
     BY OPERATING ACTIVITIES                             3,647                 (5,813)               1,939              (1,268)

INCREASE (DECREASE) IN CASH                            (3,647)                 (5,813)             (1,939)              (1,268)

CASH BALANCE - BEGINNING                               290,600                 297,673             292,308              293,128

CASH BALANCE - ENDING                            $     294,247        $        291,860      $      294,247      $       291,860

















                                The  accompanying  notes are an integral part of
these financial statements.

                                                 EMERGING BETA CORPORATION
                                           (A Company in the Development Stage)

                                               NOTES TO FINANCIAL STATEMENTS
               (All information as of December 31, 1997 and 1996 is unaudited)

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

       The financial statements for the three and nine months ended December 31, 1997 and 1996 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1997, the results of operations for the three and nine months ended December 31, 1997 and 1996 and the cash flows for the three and nine months ended December 31, 1997 and 1996.

       The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1998.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office space and clerical services. Beginning in January 1995, and through December 1996, the consulting fee was $1,230 per month and during January to December 1997 the consulting fee was $750 per month (See Item 2 below.)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities. General and Administrative expenses for the three and nine months ended December 31, 1997 include $2,250 and $6,750 and 1996 include $3,750 and $11,250 in consulting fees respectively.

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


Date:     February 12, 1998                      By:   /s/ Jerry W. Jarrell
                                                            Jerry W. Jarrell
                           Chief Financial Officer (chief financial officer and
                                 accounting officer and duly authorized officer)