Form 10QSB
period 1998-06-30
EMERGING BETA CORP
filed 1998-08-13
CIK 904144

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

                                               Yes   X         No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $1.00 par value                              43,600
-------------------------------------------------------------------------------
Title of Class                                    Number of Shares outstanding
                                                          at June 30, 1998



                                            EMERGING BETA CORPORATION
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             June 30,                       March 31,
                                                               1998                           1998

Current Assets
        Cash and cash equivalents                           $      283,989                 $     290,457
        Interest Receivable                                          1,085                            --

Total Current Assets                                               285,074                       290,457

Project Design Costs                                                10,757                         9,156
Other Assets - organization costs                                      210                           280

Total Assets                                                $      296,041                 $     299,893


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $        1,640                 $       5,502

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,231                       252,231
Retained Earnings                                                  (1,430)                       (1,440)

Total Stockholders' Equity                                         294,401                       294,391

Total Liabilities and Stockholders' Equity                  $      296,041                 $     299,893










                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.




                                                        EMERGING BETA CORPORATION
                                                  (A Company in the Development Stage)

                                                         STATEMENT OF OPERATIONS




                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1998         June 30, 1997

REVENUES - Interest Income                                              $         3,665        $       4,029

COSTS AND EXPENSES
     General and Administrative                                                   3,665                3,784
TOTAL COSTS AND EXPENSES                                                          3,665                3,784

NET INCOME (LOSS)BEFORE TAX                                                          10                  245

NET INCOME (LOSS)                                                                    10                  245


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                           43,600               43,600


INCOME (LOSS) PER COMMON SHARE                                                     .000        $        .006























                               The  accompanying  notes are an integral  part of
these financial statements.




                                                        EMERGING BETA CORPORATION
                                                  (A Company in the Development Stage)
                                                         STATEMENT OF CASH FLOWS



                                                                            FOR THE               FOR THE
                                                                         THREE MONTHS          THREE MONTHS
                                                                             ENDED                 ENDED
                                                                         June 30, 1998         June 30, 1997


CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                                      10                  245
     Adjustments to reconcile net
          income (loss) to net cash
          used by operating activities
     (Increase) decrease in project
          design cost                                                           (1,601)                   --
     (Increase) decrease in interest
          receivable                                                            (1,085)                2,087
     Increase (decrease) in accounts payable                                    (3,862)              (1,050)
     Amortization                                                                    70                   70
     CASH (USED) PROVIDED BY OPERATING
          ACTIVITIES                                                            (6,468)                1,352

INCREASE (DECREASE) IN CASH                                                     (6,468)                1,352

CASH BALANCE - BEGINNING                                                        290,457              290,600

CASH BALANCE - ENDING                                                   $       283,989        $     291,952





















                               The  accompanying  notes are an integral  part of
these financial statements.

                                                 EMERGING BETA CORPORATION
                                           (A Company in the Development Stage)
                                               NOTES TO FINANCIAL STATEMENTS
           (All information as of June 30, 1998 and 1997 is unaudited)

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

       The financial statements for the three months ended June 30, 1998 and 1997 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1998, the results of operations for the three months ended June 30, 1998 and 1997, and the cash flows for the three months ended June 30, 1998 and 1997.

       The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office spae and clerical services. In the quarter ended June 30, 1998, $2,250 in consulting fees (See Item 2 below) was billed to the Company.

4.     PROJECT DESIGN COSTS

       The Company is planning a dinner cruise vessel to operate on the Mississippi Gulf Coast in support of the gaming and resort industry. Costs to date include a marine architects evaluation and design and interior planning of the vessel. The total estimated cost of the project is $5.8 million. The Company is in the process of exploring alternatives for obtaining both debt and equity financing for the project. The Company may begin construction on the vessel as early as the later half of 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has commenced no operations and has no activities, General and Administrative expenses for the three months ended June 30, 1998 and 1997 include consulting fees of $2,250.

Item 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

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


Date:          August 14, 1998                By:  /s/ Jerry W. Jarrell
              --------------------------          --------------------
                                                  Jerry W. Jarrell
                           Chief Financial Officer (chief financial officer and
                                accounting officer and duly authorized officer)