Form 10QSB
period 1998-09-30
EMERGING BETA CORP
filed 1998-11-09
CIK 904144

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 33-61894-FW

                                           STARSHIP CRUISE LINE, INC.
           (Exact Name of small Business issues as specified in its Charter)

                                            EMERGING BETA CORPORATION
                                                  (Former Name)


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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $1.00 par value                                       43,600
----------------------------------                          -------------------
Title of Class                                    Number of Shares outstanding
                                                         at September 30, 1998

Exhibit Index - NONE.



                                           STARSHIP CRUISE LINE, INC.
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             September 30,                     March 31,
                                                               1998                           1998

Current Assets
        Cash and cash equivalents                           $       54,863                 $     290,457

        Interest Receivable                                             --                            --

Total Current Assets                                                54,863                       290,457
Project Design Costs                                               237,860                         9,156
Other Assets - organization costs                                      140                           280

Total Assets                                                $      292,863                 $     299,893


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $          440                 $       5,502

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  no shares subscribed, issued
  and outstanding                                                       --                            --

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 43,600 shares issued and outstanding                  43,600                        43,600
Additional Paid-in Capital                                         252,231                       252,231
Accumulated Deficit                                                (3,408)                       (1,440)

Total Stockholders' Equity                                         292,423                       294,391

Total Liabilities and Stockholders' Equity                  $      292,863                 $     299,893










                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.



                                                        STARSHIP CRUISE LINE, INC.
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF OPERATIONS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1998        Sept. 30, 1997


REVENUES -
     Interest Income                             $       4,730        $          8,207      $        1,065      $         4,178

COSTS AND EXPENSES
     General and Administrative                          6,698                   6,792               3,043                3,008

TOTAL COSTS AND EXPENSES                                 6,698                   6,792               3,043                3,008

NET INCOME (LOSS)                                      (1,968)                   1,415             (1,978)                1,170

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                 43,600                  43,600              43,600               43,600


INCOME (LOSS) PER
 COMMON SHARE                                    $       (.05)        $            .03      $        (.05)      $           .03




































                                The  accompanying  notes are an integral part of
these financial statements.



                                                        STARSHIP CRUISE LINE, INC.
                                                   (A Company in the Development Stage)

                                                          STATEMENT OF CASH FLOWS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1998        Sept. 30, 1997

CASH FLOWS FROM
OPERATING ACTIVITIES

     Net Income (Loss)                           $     (1,968)        $          1,415      $      (1,978)      $         1,170
     Add item not affecting
          cash-amortization                                140                     140                  70                   70
     Adjustments to reconcile
          net income (loss)
          to net cash used by
          operating activities
     (Increase) decrease in
          project design cost                        (228,704)                      __           (227,103)                   --
     (Increase) decrease
          interest receivable                               --                   1,203               1,085                (884)
     Increase (decrease) in
          accounts payable                             (5,062)                 (1,050)             (1,200)

INCREASE (DECREASE) IN CASH                          (235,594)                   1,708           (229,126)                  356

CASH BALANCE - BEGINNING                               290,457                 290,600             283,889              291,952

CASH BALANCE - ENDING                            $      54,863        $        292,308      $       54,863      $       292,308




















                                The  accompanying  notes are an integral part of
these financial statements.

                                                STARSHIP CRUISE LINE, INC.
                                           (A Company in the Development Stage)

                                               NOTES TO FINANCIAL STATEMENTS
               (All information as of September 30, 1998 and 1997 is unaudited)

1.     DESCRIPTION OF ORGANIZATION

       Starship Cruise Line, Inc., formerly, Emerging Beta Corporation (the "Company") is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. The Company was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the board of directors, in their discretion, believe to be good opportunities. The Company has recently entered the dinner cruise business, see Note 4.

2.     SIGNIFICANT ACCOUNTING POLICIES

       Organizational costs relating to the expenses of incorporation will be amortized on a straight-line basis over five years.

       The financial statements for the three and six months ended September 30, 1998 and 1997 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and the cash flows for the three and six months ended September 30, 1998 and 1997.

       The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office space and clerical services. In the six months ended September 30, 1998, $4,500 in consulting fees (See
       Item 2 below) was billed to the Company.

4.     PROJECT DESIGN COSTS

       The Company is planning a dinner cruise vessel to operate on the Mississippi Gulf Coast in support of the gaming and resort industry. Costs to date include architects' evaluation and design and interior planning of the vessel. The total estimated cost of the project is $5.8 million. The company is in the process of exploring alternatives for obtaining both debt and equity financing for the project. The Company began construction on the vessel in July 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       The Company has  commenced  construction  of a dinner  cruise vessel (See
       Note 4 above). General and Administrative expenses for the three and six months ended September 30, 1998 and 1997 include $2,250 and $4,500 in consulting fees respectively.

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

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

3.       Certificate of Incorporation and Bylaws

         3.1      Restated Certificate of Incorporation*
         3.2      Bylaws*
         3.3 Proposed Certificate of Amendment to the Restated Certificate of Incorporation*
         3.4 Amendment to Certificate of Incorporation (Name Change) Filed herewith.

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


Date:    November __, 1998                 By:      /s/ Jerry W. Jarrell
                                                    --------------------
                                                    Jerry W. Jarrell
                           Chief Financial Officer (chief financial officer and
                                 accounting officer and duly authorized officer)