Form 10QSB/A
period 1998-09-30
EMERGING BETA CORP
filed 1998-12-01
CIK 904144

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB/A

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
September
          30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 33-61894-FW

                                           STARSHIP CRUISE LINE, INC.
      (Exact Name of small business issuer as specified in its Charter)

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

Exhibit Index - NONE.



                                           STARSHIP CRUISE LINE, INC.

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             September 30,                     March 31,
                                                               1998                           1998

Current Assets
        Cash and cash equivalents                           $       54,863                 $     290,457

        Interest Receivable                                             --                            --

Total Current Assets                                                54,863                       290,457
Construction in progress                                           237,860                         9,156
Other Assets - organization costs                                      140                           280

Total Assets                                                $      292,863                 $     299,893


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts Payable                                    $          440                 $       5,502

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

                                                                     3



                                                        STARSHIP CRUISE LINE, INC.

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

                                                STARSHIP CRUISE LINE, INC.

                                               NOTES TO FINANCIAL STATEMENTS
             (All information as of September 30, 1998 and 1997 is unaudited)

1.     DESCRIPTION OF ORGANIZATION

       Starship Cruise Line, Inc., formerly, Emerging Beta Corporation (the "Company") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the board of directors, in their discretion, believe to be good opportunities. The Company has recently entered the dinner cruise business, see Note 4.

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

4.     CONSTRUCTION IN PROGRESS

       The Company is planning a dinner cruise vessel to operate on the Mississippi Gulf Coast in support of the gaming and resort industry. The total estimated cost of the project is $5.8 million. The company has several alternatives for debt and equity financing for the project which should be finalized by December 31, 1998. The Company began construction on the vessel in July 1998 and completion is scheduled for August 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company has  commenced  construction  of a dinner  cruise vessel (See
       Note 4 above). General and Administrative expenses for the three and six months ended September 30, 1998 and 1997 include $2,250 and $4,500 in consulting fees respectively.

       The Company has evaluated the impact of year 2000 issues. Due to the minimal nature of its operations, the Company does not believe that these issues will have any impact.

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


Date:    November 26, 1998                 By:      /s/ Jerry W. Jarrell
                                        --------------------
                                Jerry W. Jarrell
                           Chief Financial Officer (chief financial officer and
                                 accounting officer and duly authorized officer)