Form 10QSB
period 1998-12-31
STARSHIP CRUISE LINE INC
filed 1999-02-16
CIK 904144

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December
          31, 1998

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Preferred Stock, $1.00 par value                                   15,000
Common Stock, $1.00 par value                                    54,900
                  -------------------
Title of Class                                     Number of Shares outstanding
                                                        at December 31, 1998
Exhibit Index - NONE.





                                           STARSHIP CRUISE LINE, INC.

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             December 31,                      March 31,
                                                               1998                           1998

Current Assets
        Cash and cash equivalents                           $      929,096                 $     290,457

        Interest Receivable                                             --                            --

Total Current Assets                                               929,096                       290,457
Construction in progress                                         2,074,660                         9,156
Other Assets - organization costs                                       70                           280

Total Assets                                                $    3,003,826                 $     299,893


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Note payable                                        $      225,000                 $          --
        Accounts Payable                                           908,702                         5,502
        Total Current Liabilities                           $    1,133,702                 $       5,502

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  15,000 shares subscribed, issued
  and outstanding                                                   15,000                            --

Common Stock, $1.00 par value;  20,000,000 shares authorized;  54,900 and 43,600 shares issued and outstanding
  at December 31, 1998 and March 31, 1998, respectively             54,900                        43,600
Additional Paid-in Capital                                       1,864,431                       252,231
Accumulated Deficit                                               (64,207)                       (1,440)

Total Stockholders' Equity                                       1,870,124                       294,391

Total Liabilities and Stockholders' Equity                  $    3,003,826                 $     299,893








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



                                                        STARSHIP CRUISE LINE, INC.

                                                          STATEMENT OF OPERATIONS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1998         Dec. 31, 1997


REVENUES -
     Interest Income                             $      10,412        $         12,312      $        5,682      $         4,105

COSTS AND EXPENSES
     General and Administrative                         55,919                   9,820              49,221                3,028

TOTAL COSTS AND EXPENSES                                55,919                   9,820              49,221                3,028

NET INCOME (LOSS)                                     (45,507)                   2,492            (43,539)                1,077

PREFERRED STOCK DIVIDEND                              (17,260)                      --            (17,260)                   --

NET INCOME (LOSS) AVAILABLE FOR
  COMMON SHAREHOLDERS                            $    (62,767)        $          2,492      $     (60,799)      $         1,077

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                 45,903                  43,600              50,483               43,600

INCOME (LOSS) PER
 COMMON SHARE                                    $      (1.37)        $            .06      $       (1.20)      $           .02

































                                The  accompanying  notes are an integral part of
these financial statements.


                                                        STARSHIP CRUISE LINE, INC.

                                                          STATEMENT OF CASH FLOWS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1998         Dec. 31, 1997
CASH FLOW FROM
OPERATING ACTIVITIES
     Net Income (Loss)                           $    (45,507)        $          2,492      $     (43,539)      $         1,077
     Add item not affecting
          cash-amortization                                210                     210                  70                   70
     Adjustments to reconcile
          net income (loss)
          to net cash used by
          operating activities
     (Increase) decrease
          interest receivable                               --                   1,995                  --                  792
     Increase (decrease) in
          accounts payable                             903,200                 (1,050)             908,262                   --
     Total Cash Flow From
          Operating Activities                         857,903                   3,647             864,793                1,939

CASH FLOW USED BY
INVESTMENT ACTIVITIES
     (Increase) decrease in
          project design cost                      (2,065,504)                      __         (1,836,800)                   --

CASH FLOW FROM
FINANCING ACTIVITIES
     Proceeds from issuing Preferred
          Stock; 15,000 shares                       1,500,000                      --           1,500,000                   --
     Proceeds for exercise of
          stock options; 6,300 shares                   88,500                      --              88,500                   --
     Proceeds from issuing common
          stock; 5,000 shares                           50,000                      --              50,000                   --
     Preferred Stock dividend                         (17,260)                      --            (17,260)                   --
     Increase (Decrease) in
          notes payable                                225,000                      --             225,000                   --
     Total Cash Flows from
          financing activities                       1,846,240                      --           1,846,240                   --

INCREASE (DECREASE) IN CASH                            638,639                   3,647             874,233                1,939

CASH BALANCE - BEGINNING                               290,457                 290,600              54,863              292,308

CASH BALANCE - ENDING                            $     929,096        $        294,247      $      929,096      $       294,247




                                The  accompanying  notes are an integral part of
these financial statements.

                                                STARSHIP CRUISE LINE, INC.

                                               NOTES TO FINANCIAL STATEMENTS
             (All information as of December 31, 1998 and 1997 is unaudited)

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

       The start up expenses related to the dinner cruise business are expensed in period incurred.

       The financial statements for the three and nine months ended December 31, 1998 and 1997 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and the cash flows for the three and nine months ended December 31, 1998 and 1997.

       The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.

3.     RELATED PARTY TRANSACTIONS

       The Company pays a consulting fee to the Vice President of Finance for financial services which includes office space and clerical services. In the nine months ended December 31, 1998 and 1997, $10,500 and $6,750 in consulting fees was billed to the Company.

4.     CONSTRUCTION IN PROGRESS

       The Company is planning a dinner cruise vessel to operate on the Mississippi Gulf Coast in support of the gaming and resort industry. The total estimated cost of the project is $6.2 million. The Company began construction on the vessel in July 1998 and completion is scheduled for August 1999. As of December 31, 1998, interest capitalized during construction is $3,827.

5.     CONVERTIBLE PREFERRED STOCK

       The Preferred Stock bears annual dividends of $10.00 per share payable quarterly in arrears. Each preferred share is convertible into one share of common stock. The Company has the option to redeem the preferred shares in whole or part at a price of $100.00 plus accrued dividends as of December 31, 2001; and the obligation to redeem all shares at a price of $100.00 on December 31, 2004, plus accrued dividends. The holders of the preferred shares have no voting rights except at any time the equivalent of three quarterly dividends are unpaid or company fails to make any mandatory redemption of the preferred shares the number of directors of the Company will be increased by two and elected by the preferred shareholders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       The Company commenced construction of a dinner cruise vessel in July 1998 (see Note 4 above). The dinner cruise vessel is approximately 35% complete at December 31, 1998 and scheduled to begin operations in September 1999.

       The funding of the dinner cruise vessel is a combination of new equity and debt financing. The Company has raised $1,500,000 from the issuance of 15,000 shares of 10% convertible preferred shares at a price of $100; $50,000 from the issuance of 5,000 shares of common stock; and $88,500 from the exercise of stock options for 6,300 shares by the founders of the Company. The Company has bank financing in place for the construction financing that is secured by the vessel and the personal guarantee of Burt H. Kenan, director and founder of the Company. The Company has borrowed $225,000 under the construction bank financing at December 31, 1998. The note is due at completion of construction in August 1999 and interest rate is 7.75%. The Company has several alternatives for permanent financing which should be finalized within the next 90 days. The Company feels this funding is adequate to provide the working capital required to complete the dinner cruise vessel and the start up operations until the vessel is in operation in September 1999.

       The Company is expensing the start up cost related to the new dinner cruise vessel operation including marketing, advertising and administrative expenses in accordance with recent accounting standards. These expenses account for the operating loss for the periods ending December 31, 1998. The Company has not recorded the income tax benefit of the operating losses due to the uncertainty of future profitable operations.

       The Company has evaluated the impact of year 2000 issues. The computer hardware and software for support of the dinner cruise vessel operation is being purchased currently and will include the capability to handle the year 2000 issues.

                                                PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 21, 1998 the Company sold 15,000 shares of Preferred Stock for $100 per share to one accredited individual.

         On November 16, 1998 the Company sold 5,000 shares of Common Stock to an employee for $10.00 per share.

         On October 29, 1998 four officers and directors exercised all 6,300 employee outstanding stock options at the following prices:

                        SHARES                                     PER SHARE
                         4,300                                      $15.00
                         2,000                                      $12.00

         All of the above share sales were made without payment of commissions. The Company relied on the exemption of Section 4(2) of the Securities Act of 1993.

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


Date:    February 12, 1999         By:      /s/ Jerry W. Jarrell
                                              --------------------
                                                Jerry W. Jarrell
                           Chief Financial Officer (chief financial officer and
                               accounting officer and duly authorized officer)