Form 10KSB
period 1999-03-31
STARSHIP CRUISE LINE INC
filed 1999-07-01
CIK 904144

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended March 31, 1999

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the transition period from                     to

Commission file number 33-61894-FW

       STARSHIP CRUISE LINE, INC.
                        (Exact name of small business issuer in its charter)

        EMERGING BETA CORPORATION
                                                   (Former Name)

       DELAWARE                                                     72-1235450
(State or other jurisdiction of
 incorporation or organization)            (I.R.S. Employer Identification No.)

                 1636 Popps Ferry Road,
       Biloxi, Mississippi                                 39532
           (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (228) 396-2042

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was $315,250 based upon the sales price of the Common Stock in the Company's initial public offering.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1999:

Common Stock, $1.00 Par Value - 54,900 shares

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

History and Organization

 Starship Cruise Line, Inc. (formerly, Emerging Beta Corporation) ("Company") was incorporated in the State of Delaware on February 10, 1993 for the purpose of creating a corporate vehicle to seek, investigate and, if the results of such investigation warranted, acquire a business opportunity presented to it by persons or firms who or which desired to employ the Company's funds in their business or to seek the perceived advantages of a publicly held corporation. Since inception, the primary activity of the Company had been devoted to organizational activities and obtaining initial funding. In fiscal 1999 management decided to enter the dinner cruise business, and began the construction of a dinner cruise vessel in July 1998. The Company is in the development stage and it is anticipated that operations will commence in October 1999 on the Mississippi coast.

The Industry and Market Overview

 The water borne entertainment and sightseeing industry in the Mississippi Gulf Coast market is a scattered mix of small and under promoted enterprises consisting of 2 schooner (60 ft.) sailboats, The Biloxi Shrimp Cruise
(a 70 minute harbor demonstration of shrimping on a 40 yr. old open 40 ft. lugger type vessel (49 passenger) in the harbor between downtown and Deer Island), Ship Island ferries, and traditional charter fishing yachts located in Biloxi, Gulfport, Long Beach and Pass Christian. None of the above vessels provide an all weather climate controlled entertainment facility.

The combination of casino gaming and the natural beauty of the Mississippi Gulf Coast has provided an impetus to the tourism business which is now one of the fastest growing segments of the Coast economy. Tourism has increased from 6.5 million visitors in 1996 to 18 million in 1998. There are currently 15,000 hotel rooms in service with 2,700 additional rooms planned. Hotel occupancy levels have averaged near 75% in 1998. Weekend occupancy levels averaged between 85 to 100%, with mid week occupancy averaging 60 to 75%. The average daily room rate for 1998 was $62.

Several factors contributed to these increases:

1. Continued growth in casino gaming, resulting in new hotel rooms and 24 hour entertainment to increase the Coast's product mix.

2. Increased national recognition as a destination in the trade and consumer press, including over 200 national and regional articles.

3. Increased consumer awareness in primary markets due to an additional $15 million of private sector marketing, supplementing Tourism Commission marketing efforts.

4. Dramatic increase in golf rounds during the fall and winter seasons, due to new signature course development and product appeal.

5. Strong consumer response to unique special events such as Mardi Gras, Spring Pilgrimage, Blessing of the Fleet, and Cruising the Coast (Automobile
retro rally with 50s-60s theme) have extended the traditional visitor season.

6. Development of new and existing charter and jet services allowing more visitors to the area as a destination.

7. Increase in airport size and current expansion from one to three airport terminals.

Through the cooperative efforts of both the public and private sectors the growth of tourism on the Mississippi Gulf Coast is expected to continue at a rapid pace with continued capital investment in new and existing facilities. This is targeted to a more diversified product, a value pricing strategy and growth in the trade show, convention and meetings market. The introduction of air inclusive packages and increased marketing through travel agents and wholesalers is expected to enhance the Coast attractiveness as a destination.

Through 1998, over $2 billion has been invested in casino resort development on the Gulf coast. The region has 15,000 hotel rooms (including four 1000+ room hotels and 7,000 casino hotel rooms); a state of the art Convention Center with 180,000 square feet of meeting space; 22 golf courses and an additional 1.32 million square feet of retail space. This is in addition to the on going expansion at the Gulfport-Biloxi Regional Airport and numerous restaurant/business additions.

The regional Tourism and Visitors Bureau recorded over 197,000 inquiries in 1997, a 51% increase over 1996. The top ten states for inquiries were Texas, Florida, Illinois, Missouri, Georgia, New York, Michigan, Louisiana, Ohio, and California. This indicates that the Coast appeal has extended beyond the traditional drive markets.

Value Pricing Strategy

A broad range of amenities allows the Coast to position itself as a true vacation value and avoid the price wars experience in certain other areas dominated by gaming (e.g. Atlantic City and Reno). The Coast was named America's #1 travel value in 1996 by the Rochester Institute surpassing the 1995 winner, Las Vegas. The increase in average daily room growth rate is an indication that the hoteliers will continue to market their facilities the Coast for long term revenue growth. The addition of quality rooms and jet service along with national media exposure has enabled the Coast to attract more regional and national association meetings and trade shows.

Examples of conventions held in 1998:

ASTA Southeast/Southwest Regional travel agents from New Mexico to the Carolina including Florida. Republican National Committee-Southern Leadership Conference Travel South Showcase-marketplace for over 1,500 domestic and international tour operators and group leaders. National Tour Association Board Meeting Pennsylvania Bus Association Annual Meeting

Amenities on the Coast

26 miles of white sandy beach
Over 15,000 hotel rooms with 2,700 more in development
26 condominium/vacation cottage complexes
10 bed & breakfast inns
18 campgrounds and RV parks
56 attractions including historic homes, art museums, maritime history, education facilities, NASA Space Center, oceanarium, winery, and BOATING EXCURSIONS
17 shopping facilities, including a factory outlet mall
13 casinos open and 5 with options/plans to build (Circus, Circus and Casino
 World, Full House, Hard Rock and Marriott)
22 golf courses with 3 under development
6 live theater houses, including the Grand Theater and Beau Rivage Theater with such acts as Bill Cosby, Natalie
Cole, Wayne Newton, Don Rickles, Debbie Reynolds and Willie Nelson.
11,500 seat Coliseum featuring Ice hockey and concerts
180,000 square feet Convention Center plus 23 other hotel meeting facilities
46 annual festivals and events including Mardi Gras
28 ground transportation services, plus free hotel/casino shuttle transportation Regularly scheduled ferry service to Ship Island
44 charter fishing boats

2 Biloxi Schooner charter excursions-sail
1 Shrimp tour

NO DINNER CRUISE SIGHTSEEING ENTERTAINMENT VESSEL

Dinner Cruise Vessel

There are no dinner cruise vessels operating on the Mississippi Gulf Coast.
The Company's strategy is to build a yacht type dinner cruise vessel suitable for operation in these waters. The primary area of operation will be Biloxi between the end of the channel by the lighthouse, inside of Deer Island and Biloxi Gulf Coast (an area of about 8 miles). A flexible program will be developed for special events/private charters at other near locations as demand dictates.

Description of Vessel

LOA 180'
Beam 40'
Draft 5.5'
Construction material:  Steel
Passenger Decks:  Three - 2 x Encloses the aft open area and 1 x open pilot house top deck with metal sun cover
Tonnage: Under 100 Gross
Power: 2 x Detroit Diesels Series 60 (8 cylinder) 400 HP
Generators: 2 x 280KW Detroit Diesel Series 60
Bow Thruster: 250 hp Detroit Diesel Series 50
AC: 700 Tons
Speed 10-11 knots-Cruise at 5 knots.
Fuel consumption (main engines) & Generators 40 gallons/hr
Certificate: 600 passengers
Operational Capacity as Dinner cruise - up to 400
Top Deck to hold 200 passengers
Toilet facilities-one each of three decks
Bar on each deck (snack bar and beverages on all decks)
Concession area near main boarding door-main deck
Galley area on main deck A and upper enclosed deck B
Two Main Boarding areas and two alternate areas on each side of vessel to facilitate board and use for private parties
Handicap facilities (elevator and toilet rooms)
No accommodation for crew on board
No opening windows; complete climate control spaces
No smoking in interior of vessel
Interior to be executed in manner of modern cruise ships
Headroom 8'6" between decks with 10 ft. between decks to allow for ducting, piping, etc.

Vessel will be constructed to give maximum flexibility:

Top Deck - Open air with cover (metal) for sightseeing or cocktail charter
B Deck (Enclosed upper deck) for dinner cruise, private parties, weddings or charter, dinner dances (first class deck)
A Deck (main deck) flex deck for sightseeing, snacks, concessions, dinner cruise etc.
C Deck machinery space storage and service.

Design of the vessel will include a large picture window with deck recess 18" on each side to provide crew with cleaning and service walkways.

 Vessel food service and pantry area will include holding ovens equipment, reefers, dishwashers, prep areas, plate and glass storage, and all necessary food preparation and service facilities.

 The vessel has been designed by the firm of naval architects and marine engineers, Dejong and Lebet Inc., of Jacksonville, Florida. In business since 1968, this firm specializes in coastal passenger vessels and casino projects. They have designed many dinner cruise vessels and are considered leading designers in this field. This particular vessel has the unique ability to operate in extremely shoal water at this location sight (a requirement not met by existing vessels of this size.)

 The vessel is being constructed by Freeport Shipbuilding Inc., Freeport, Florida. Freeport Shipbuilding specializes in dinner cruise vessels and is considered one of the top value builders in the field. Located in the Florida panhandle, it has a stable labor force and has been in business since 1978.

 The Company has met with the City of Biloxi Commissioner of Economic Development and have been approved by the Director of the Port Commission and his Board for dockage. Starship Cruise Line will relocate to this facility and have a dedicated docking facility. Tour bus and car parking are also provided at the site.

 The anticipated schedule is three trips a day, each with a duration of one hour to one hour 45 minutes, including lunch, sightseeing, hor d'oeuvres, dinner and late night starlight dinner dance cruises.

 Cruise operations to be approximately 3.5 miles behind Deer Island from lighthouse to Eastern tip cruising at about 4-5 miles per hour in protected waters.

 Charters can be booked during open times, depending on seasonal load factors during certain times of the year. Clients are corporate, weddings, casinos and all tour and convention groups.

Employees

 As of March 31, 1999, the Company had 8 employees, including its officers. Upon commencement of cruise operations the Company anticipates hiring approximately 50 additional persons. The Company does not expect it will have difficulty in obtaining such additional employees.

Item 2.   DESCRIPTION OF PROPERTY

 The Company rents 1,000 square feet of office space at 1636 Popps Ferry Road, Biloxi, Mississippi 39532 where its phone number is (228) 396-1666. The lease is on a month to month basis until the Company moves to the dock side facility, in August 1999.

Item 3.   LEGAL PROCEEDINGS

 None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of March 31, 1999, there were 340 stockholders of record. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of $10 per share.
  As of March 31, 1999 $54,760 in dividends have been declared and accrued.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          Selected Financial Information

          The following sets forth selected financial information as of March 31, 1995, 1996, 1997, 1998 and 1999, and is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.

                                                Balance Sheet Data

                                     March 31,     March 31,         March 31,     March 31,      March 31,
                                        1995          1996              1997          1998            1999


Cash..............................  $   301,608    $   297,673     $   290,600    $    290,457    $      45,813
Construction in Progress..........           --             --              --           9,156        3,207,342
Organizational Costs..............        1,120            840             560             280               --
Total Assets......................      302,768        298,692         292,687         299,893        3,239,709
Total Liabilities.................        2,864          2,026           1,050           5,502        1,461,360
Preferred Stock...................           --             --              --              --        1,500,000
Stockholders' Equity..............      299,864        296,666         292,197         294,391          278,349

            The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

            Important Factors Relating to Forward Looking Statements. - In connection with certain forward-looking statements contained in this Form 10-KSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially form those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-KSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will be realized or the actual results will not be significantly higher or lower. These forward looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-KSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-KSB. The inclusion for the forward-looking statements contained in this Form 10-KSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-KSB will be achieved.
In light of the foregoing, readers of this Form 10-KSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

            Prior to fiscal 1999 the Company's activities were limited to organizational matters, raising financing, and seeking a suitable acquisition. The Company earned $15,818 in interest income during 1997, $16,276 in 1998, and $10,758 in 1999.

            In July 1998 the Company began developing a dinner cruise business centered in Biloxi, Mississippi. No revenues are expected form this business until the cruise vessel is delivered in October, 1999. The Company had a loss before preferred stock dividend in the year ended March 31, 1999 of $99,782, compared to income of $2,194 in the preceding year. The loss in 1999 is almost entirely the result of the Company's expenses for general and administrative expenses and marketing expenses related to the dinner cruise business. These expenses are expected to increase significantly upon commencement of operations, anticipated in October, 1999. The Company has not yet obtained firm bookings or entered into contracts and there can be no assurance as to the level of revenues which may be derived nor as to profitability, if any.

            The Company had a working capital deficit of $1,415,747 as of March 31, 1999 and shareholders' equity of $1,778,349 as of March 31, 1999. Substantially all of the Company's assets are comprised of construction in progress on the cruise vessel. The Company has financed it operations and the construction with proceeds of its initial public offering of 30,000 shares of Common Stock at $10 per share, proceeds from the sale of 15,000 shares of preferred stock at $100 per share, the exercise of stock options by officers and directors at $12 or $15 per share, and from debt financing provided by Whitney Bank. Interim financing in the amount of $900,000 was provided by Whitney Bank, due on June 11, 1999 and bearing interest at the rate of 7.75%. This financing was guaranteed by an officer and director, Burt H. Keenan. In May 1999 the Company and Whitney Bank entered into a permanent financing agreement pursuant to which the Company may borrow up to $4,300,000, which amount may be increased to $5,225,000 upon receipt of the guarantee of the supplier of the engines for the vessel. The loan bears interest at the rate of 8% per annum, is secured by the cruise vessel and is guaranteed by Mr. Keenan. The Company anticipates that the above source of cash will be sufficient to complete construction of the cruise vessel and provide sufficient cash to fund startup of operations. In the event of any cost overrun on the cruise vessel, any delay in delivery, or the failure to meet the Company's projections of revenue and expense, additional funds may be required.
There can be no assurance that such funds will be available when needed, nor that they can be obtained on terms satisfactory to the Company.

            The Company has evaluated the impact of year 2000 on its operations. The Company has been assured by vendors that the software proposed to be utilized in its operations takes into consideration the changes required by calendar year 2000. On this basis the Company believes that the onset of the year 2000 will have no material impact on the Company and will not impose any significant additional cost on the Company.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

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

Name                                     Age           Office with the Company

Burt H. Keenan                             66            Chairman of the Board

George F. Sustendal III                    59            President and Director

Jerry W. Jarrell             57            Chief Financial Officer and Director

Richard D. Stewart                            46            Director

D. B. H. Chaffe III                           65            Director

Daniel B. Killeen                             65            Director

          Each officer and director will devote only such time to the business affairs of the Company as he deems appropriate, as discussed under the caption "Executive Compensation."

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

          George F. Sustendal III is Founder, President of Sustendal & Co., a marine marketing firm operating since 1981. It specializes in business planning, marketing programs, strategy, and communications for international shipyards, manufacturers, and maritime related businesses. From 1974 to 1980, he managed and operated Choice and Windward Charters in the Caribbean. He was a founder, and Vice President operating manager of Forte Food, Inc., a company that owned three Ruth's Chris Steakhouses in South Florida from 1986 until 1988.
 Mr. Sustendal holds a Bachelors degree in Government and Public Law, Columbia University, New York, and completed a Master's program from School of Public Communication, Boston University, Boston. Additional postgraduate work completed at the RCA Institute, New York. Mr. Sustendal is affiliated with several business and trade societies and is a Board member of the International Super Yacht Society. He holds a USCG 100 Ton Master's Ticket for power and sail.

          Jerry W. Jarrell was Executive Director - Finance of Independent Energy Holdings, plc from April 1991 to May 1998. He is an expert in the area of operational finance and financial management reporting. He was chief financial officer for the Woodson Companies, an oilfield construction company from 1977 to 1990. From 1971 to 1977, he was secretary, treasurer and controller of Offshore Logistics, Inc., a major marine and aviation oil and gas company. Prior to joining Offshore Logistics, he was a certified public accountant with Arthur Andersen & Company between 1966 and 1971. He earned a BS degree in accounting from Louisiana Tech University.

          Richard D. Stewart has been President of Robert's Gumbo Shop, Inc., in New Orleans since 1993. From 1979 to 1993 he was Vice President of Operations and Product Development for Roberts Food Services in New Orleans. He received a degree in Hotel, Restaurant and Tourism Administration from the University of New Orleans. He serves on several professional and civic organizations related to the restaurant and tourism industries.

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

          The extent to which the indemnification provisions of the Delaware General Corporation Law and the Company's Certificate of Incorporation and bylaws provide indemnification to officers and directors for violations of the federal securities laws has not been settled by court precedent. The Company understands that, in the position of the Securities and Exchange Commission, such indemnification is against public policy and is unenforceable.

Item 10. EXECUTIVE COMPENSATION


          The following table sets forth the cash compensation of the Company's executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.
The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation.

                                            Summary Compensation Table

                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION

    Name and                                                   Other Annual          Awards     Payouts        All
    Principal Position      Year     Salary         Bonus      Compensation                                   Other
                                                                              Restricted Options/ LTIP
                                                                              Stock ($) SARs(#)Payouts ($)


                           1999      30,000          0             0              0    5,000           0          0


 George Sustendal          1998         N/A        N/A           N/A           N/A  N/A       N/A        N/A
    President and CEO

                           1997         N/A        N/A           N/A            N/A      N/A         N/A        N/A


                           1999      16,500          0             0              0    2,500           0          0


 Jerry Jarrell             1998  9,000        0              0                0       0         0          0
    Chief Financial Officer

                           1997      13,500          0             0              0        0           0          0


                           1999       2,500          0             0              0        0           0          0


 Richard Stewart           1998    0          0              0                0       0         0          0
    Director

                           1997           0          0             0              0        0           0          0


         No executive officer or director is currently covered by an employment agreement. The Company does not maintain any pension plan, profit sharing plan or similar retirement or employee benefit plans.

Options Granted in Fiscal 1999

                                                       Percentage of
                                                       Total Options
                                                       Granted to
                                     Options           Employees in        Exercise          Expiration
                                      Granted          Fiscal 1999    Price      Date
         George Sustendal                 5,000                28.2%       $  15.00        March 31, 2005
         Jerry W. Jarrell                 2,500                14.1%       $  15.00        March 31, 2005

         The following table contains information concerning the exercise of stock options and employment related options and information in unexercised stock options held as of March 31, 1999 by the named executive officers:

Option Exercises and Year-end Value Table

                                                                                             Value of Unexercised
                                                                                             In-the-Money Options
                                                            Number of Unexercised                     at
                             Shares                           Options & Warrants                March 31, 1999
                           Acquired on       Value
                            Exercise       Realized(1)   Exercisable     NonExercisable          Exercisable(2)
George Sustendal                  0        $       0              0            5,000                          0
Jerry Jarrell                 2,000                0              0            2,500                          0


(1)      Market Value at time of exercise less exercise price.   Since the
Common Stock does not currently trade the Market Value is based upon the offering price of the Company's initial public offering at $10.00 per share.
(2) Value equals the difference between market value and exercise price, and is $0 at March 31, 1999 since the exercise price was higher than market value.

         Prior to Fiscal 1999, the Company granted a total of 4,300 options to purchase Common Stock under its 1993 Stock Option Plan, as follows: Burt H. Keenan, 2,600 shares; D.B.H. Chaffe, III, 1,200 shares; and Daniel B. Killeen, 500 shares; all exercisable at $15.00 per share at any time until December 31, 1999; and options to purchase 2,000 shares to $12.00 per share at any time until December 31, 1999. All of these options were exercised in Fiscal 1999. (See "Stock Option Plan.")

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1999, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                                           Number of Shares
                                            of Common Stock
                                             Beneficially
Names and Addresses                              Owned                 Percent


Burt H. Keenan                                   11,170                   20.3%

George F. Sustendal III                           5,000                    9.1%

D. B. H. Chaffe III                               4,320                    7.9%

Daniel B. Killeen                                   760                    1.4%

Jerry W. Jarrell                                  2,125                    3.9%

Richard D. Stewart(4)                                --

All Officers and
Directors as a Group:
(6 persons)                                      23,375                  42.6%

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has an oral agreement with Jerry W. Jarrell, a director, to provide consulting services to the Company. The agreement, which commenced on January 1, 1995, is for a term of 24 months and provides for $1,250 compensation per month, plus a one-time grant of options to purchase 2,000 shares of Common Stock at $12.00 per share. On January 1, 1997 the agreement was renewed but the compensation reduced to $750 per month. See "Stock Option Plan" below. On October 1, 1998 the compensation was increased to $2,000 per month.

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

        In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 17,750 shares are issuable under options granted to officers, directors and key employees at $15.00 per share, all become exercisable March 31, 2002 and expire March 31, 2005. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder. Currently, the Company's Certificate of Incorporation authorizes the issuance of only 200,000 shares of Common Stock, but the shareholders and Board of Directors have approved an increase to up to 20,000,000 shares of Common Stock.

        In October 1998 directors and officers exercised stock options for 4,300 shares at $15.00 per share and 2,000 shares at $12.00 per share.

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


            (b)  Reports on Form 8-K.
                 Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 23, 1999.


                                                  STARSHIP CRUISE LINE, INC.


                       By:  /s/ Burt H. Keenan
                                                         Burt H. Keenan
                                                                Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 23, 1999.


By:     /s/ Burt H. Keenan                  Chairman of the Board and Director
        Burt H. Keenan


By:     /s/ George F. Sustendal III                  President and Director
        George F. Sustendal III


By:     /s/ Richard D. Stewart                       Director
        Richard D. Stewart


By:     /s/ D. B. H. Chaffe III                      Director
        D. B. H. Chaffe III


By:     /s/ Daniel B. Killeen                        Director
        Daniel B. Killeen


By:     /s/ Jerry W. Jarrell   Chief Financial Officer, Secretary and Director
        Jerry W. Jarrell

STARSHIP CRUISE LINE, INC.

                                    FINANCIAL STATEMENTS
                                    AS OF MARCH 31, 1999 AND 1998
                                    TOGETHER WITH AUDITORS' REPORT




                          INDEX TO FINANCIAL STATEMENTS



                                                                                                           PAGE

Report of Independent Public Accountants                                                                      F-2

Balance Sheet as of March 31, 1999                                                                            F-3

Statements of Operations for the Years Ended March 31, 1999 and 1998                                          F-4

Statements of Stockholders' Equity for the Years Ended March 31, 1999 and 1998                                F-5

Statements of Cash Flows for the Years Ended March 31, 1999 and 1998                                          F-6

Notes to Financial Statements                                                                                 F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Starship Cruise Line, Inc.:

We have audited the accompanying balance sheet of Starship Cruise Line, Inc. (a Delaware corporation in the development stage) as of March 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starship Cruise Line, Inc. as of March 31, 1999, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.









New Orleans, Louisiana,
June 17, 1999



                           STARSHIP CRUISE LINE, INC.

                                  BALANCE SHEET


                                 MARCH 31, 1999


                                     ASSETS



CURRENT ASSETS:
   Cash and cash equivalents                                                                       $     45,813

CONSTRUCTION IN PROGRESS                                                                              3,193,896

       Total assets                                                                                $  3,239,709
                                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable                                                                                               $900,000
   Accounts payable                                                                                            506,000
   Preferred stock dividends payable                                                                     54,760
                                                                                                   ------------

       Total current liabilities                                                                   $  1,461,360
                                                                                                   ------------

MANDATORILY REDEEMABLE PREFERRED STOCK, $1.00 par value, 2,000,000     shares authorized; 15,000
shares subscribed, issued and outstanding                                                                      1,500,000

STOCKHOLDERS' EQUITY:
   Common stock, $1.00 par value; 20,000,000 shares authorized; 54,900
     issued and outstanding                                                                              54,900
   Additional paid-in capital                                                                           379,431
   Losses accumulated during the development stage                                                     (155,982)
                                                                                                   ------------

       Total stockholders' equity                                                                       278,349

       Total liabilities and stockholders' equity                                                  $  3,239,709
                                                                                                   ============





The accompanying notes are an integral part of these financial statements.



                           STARSHIP CRUISE LINE, INC.

                            STATEMENTS OF OPERATIONS


                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


                                                                                             1999          1998
                                                                                         ----------    --------

INTEREST INCOME                                                                          $   10,758    $   16,276

COSTS AND EXPENSES                                                                         (110,540)      (14,082)
                                                                                         -----------   ----------

NET INCOME (LOSS) BEFORE TAX PROVISION                                                      (99,782)        2,194

TAX PROVISION                                                                                 -             -

NET INCOME (LOSS)                                                                           (99,782)        2,194

PREFERRED STOCK DIVIDEND                                                                    (54,760)         -

NET INCOME (LOSS) AVAILABLE FOR COMMON SHAREHOLDERS                                      $ (154,542)    $    2,194
                                                                                         ===========    ==========

BASIC AND DILUTED EARNINGS PER SHARE                                                     $    (3.21)    $     .05
                                                                                         ===========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                48,121        43,600
                                                                                         ==========    ==========







The accompanying notes are an integral part of these financial statements.




                                                STARSHIP CRUISE LINE, INC.


                                            STATEMENTS OF STOCKHOLDERS' EQUITY


                                        FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



                                                                                                 Losses
                                                                                              Accumulated
                                                   Common Stock              Additional        During the
                                               Number of                      Paid-in         Development
                                                  Shares      Amount          Capital            Stage            Total

BALANCE - March 31, 1997                           43,600     $  43,600     $  252,231         $  (3,634)      $   292,197

NET INCOME FOR THE YEAR                                -             -              -              2,194             2,194
                                               ----------     ---------    -----------     -------------       -----------

BALANCE - March 31, 1998                           43,600        43,600        252,231            (1,440)          294,391

ISSUANCE OF COMMON SHARES                           5,000         5,000         45,000             -                50,000

EXERCISE OF STOCK OPTIONS                           6,300         6,300         82,200             -                88,500

PREFERRED STOCK DIVIDENDS                           -             -              -               (54,760)          (54,760)

NET LOSS FOR YEAR                                   -             -              -               (99,782)          (99,782)
                                               ----------     ---------    -----------     -------------       -----------

BALANCE - March 31, 1999                           54,900     $  54,900       $379,431         $(155,982)      $   278,349
                                               ==========     =========       ========         ==========      ===========





                         The  accompanying  notes are an integral  part of these
financial statements.


                           STARSHIP CRUISE LINE, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                 FOR THE YEARS ENDED MARCH 31, 1999 AND 1998



                                                                                              1999            1998
                                                                                         -------------    --------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                     $    (99,782)      $    2,194
   Adjustments to reconcile net income (loss) to net cash used by operating activities-
       Amortization                                                                               280              280
       (Increase) decrease interest receivable                                                  -                2,087
       Increase (decrease) in accounts payable                                                 13,098            4,452
                                                                                         ------------     ------------

       Total cash flow from operating activities                                              (86,404)           9,013

CASH FLOW USED BY INVESTMENT ACTIVITIES:
   Capital expenditures                                                                    (2,696,740)          (9,156)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                                1,500,000            -
   Proceeds from exercise of stock options                                                     88,500            -
   Proceeds from issuance of common stock                                                      50,000            -
   Increase in notes payable                                                                  900,000            -
                                                                                         ------------     --------

       Total cash flows from financing activities                                           2,428,980            -
                                                                                         ------------     --------

INCREASE (DECREASE) IN CASH                                                                  (244,644)            (143)
                                                                                         ------------     ------------

CASH BALANCE - BEGINNING                                                                      290,457          290,600
                                                                                         ------------     ------------

CASH BALANCE - ENDING                                                                    $     45,813       $  290,457
                                                                                         ============       ==========






The accompanying notes are an integral part of these financial statements.

                           STARSHIP CRUISE LINE, INC.

                              NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 1999 AND 1998



1.   DESCRIPTION OF ORGANIZATION:

Starship Cruise Line, Inc. (formerly Emerging Beta Corporation) (the "Company") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the board of directors, in its discretion, believes to be good opportunities. The Company, which is in the development stage, has begun construction of a vessel it intends to use in the dinner cruise business and anticipates completion in October 1999. The Company plans to operate the vessel on the Mississippi Gulf Coast, primarily serving that region's tourism market.

The Company is highly leveraged and has no operating history. The Company has committed bank financing in place for $5.225 million, (of which $900,000 was outstanding at March 31, 1999), which it believes will be sufficient to complete the vessel and fund any working capital needs for the first year of the vessel's operations. The final $925,000 of this $5,225,000 commitment is subject to the pending limited guarantee discussed in Note 6. The Company believes the vessel will be able to generate positive cash flow by the end of its first year of operations, but there is no guarantee that this will occur. However, one of the Company's principals has committed to provide the funding, if necessary, to cover any working capital deficiencies during initial operations.

There currently are no dinner cruise vessels operating on the Mississippi Gulf Coast and while the Company believes demand will be sufficient, there is no assurance that market demand will be able to support the vessel.

2.   SIGNIFICANT ACCOUNTING POLICIES:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

There are no temporary differences between financial reporting and tax basis of assets and liabilities. The Company has incurred a cumulative loss from operations since inception. Therefore, a valuation allowance was provided against the deferred tax asset resulting from the net operating loss (NOL) carryforward. In 1998 this valuation allowance was reduced in an amount equivalent to the NOL utilization and therefore no tax provision was recorded. This asset has been reduced to zero by a valuation allowance.
The net operating loss carryforward at March 31, 1999 was approximately $105,000 and will expire in 2010 and 2014.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

The expenses related to entering the dinner cruise business including marketing expenses are being expensed as incurred.

3.   RELATED PARTY TRANSACTIONS:

Officers and directors will be compensated based on actual time and expenses devoted to the Company's business. During 1999 and 1998 consulting fees paid to Directors were $61,500 and $9,000, respectively.

4.   STOCK OPTION PLAN:

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," effective for the Company at March 31, 1997. Under SFAS 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current APB Opinion No. 25 method whereby no compensation cost is recognized upon grant. The Company will continue to account for its stock-based compensation plans under APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make disclosures as if SFAS 123 had been applied. The disclosure requirements of this Statement are effective for options granted in fiscal 1996 and later.

The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 84% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options (110% if the optionee holds 10% or more of the Company's common stock). During 1993 the Company granted options to current stockholders to purchase 4,300 shares of common stock at $15 per share. During 1994, the Company granted options to a consultant to purchase 2,000 shares of common stock at $12 per share. These options were exercised in October 1998. During 1999 options were granted to key employees to purchase 17,750 shares of common stock at $15 per share. The options become exercisable in March 2002 and expire in March 2005.

The options granted in 1999 had a fair value of $2.08 per share.  This valuation was determined using the Black-Scholes pricing model, using assumptions of a risk-free interest rate of 5.35%, no dividends, and volatility of 25%. If the
 Company were to have
adopted SFAS 123, net loss before preferred stock dividend would have been approximately $106,000 in 1999.

5.   CONSTRUCTION IN PROGRESS:

The Company is constructing a dinner cruise vessel to operate on the Mississippi
 Gulf Coast in support of the gaming and resort industry. The total estimated cost of the project is $6.2 million with delivery scheduled for October 1999.
  As of March 31, 1999,
interest capitalized during construction is $15,251.

6.    NOTE PAYABLE:

The Company is financing the construction of the dinner cruise vessel with bank financing and preferred stock (see note 7). At March 31, 1999 the amount outstanding under an interim financing agreement was $900,000 with interest at 7.75% and maturing on June 11, 1999. The interim financing was secured by the guarantee of Burt H. Keenan, founder and major shareholder of the Company.

In May 1999 the Company has executed a construction financing agreement in the amount of $4,300,000, with interest only payments due September 30 and December 31, 1999. Upon completion of the vessel, the construction financing will be converted to term financing in the amount of $5,225,000 for a five year period with payments based on ten year amortization with unpaid balance due after the five years. The increase is subject to obtaining a $925,000 limited guarantee from the vendor who supplied the vessel's engine; Management has been assured it will obtain this guarantee. The payments are due quarterly beginning March 31, 2000 with interest fixed at rate of 8%. The financing is secured by a lien on the dinner cruise vessel and the personal guarantee of Burt H. Keenan.

The term financing is subject to certain financial and non-financial covenants.
  The financial covenants, which go into effect January 1, 2000 include minimum cash flow coverage of debt payments of 1.25 to 1, minimum working capital of $250,000 and minimum net worth, including preferred stock, of $1,000,000.

7.    MANDATORILY REDEEMABLE PREFERRED STOCK:

The Company issued 15,000 shares of mandatorily redeemable convertible preferred stock in November 1998. The Preferred Stock bears annual dividends of $10.00 per share payable quarterly in arrears. Each preferred share is convertible into one share of common stock at the option of the holder. The Company has the option to redeem the preferred shares in whole or in part at a price of $100.00 plus accrued dividends as of December 31, 2001 and the obligation to redeem all shares at a price of $100.00 on December 31, 2004, plus accrued dividends. The holders of the preferred shares have no voting rights except at any time the equivalent of three quarterly dividends are unpaid or company fails to make any mandatory redemption of the preferred shares at which time the number of directors of the Company will be increased by two and elected by the preferred shareholders.