Form 10QSB
period 1999-09-30
STARSHIP CRUISE LINE INC
filed 1999-11-10
CIK 904144

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September
          30, 1999

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Preferred Stock, $100.00 par value                                   15,000
Common Stock, $1.00 par value                                          54,900
----------------------------------                           -------------------
Title of Class                                     Number of Shares outstanding
                                                        at September 30, 1999
Exhibit Index - NONE.



                                           STARSHIP CRUISE LINE, INC.

                                                 BALANCE SHEETS

                                                     ASSETS

                                                             September 30,                     March 31,
                                                               1999                           1999

Current Assets
        Cash and cash equivalents                           $        8,348                 $      45,813
        Inventory                                                   12,023                            --


        Total Current Assets                                $       20,371                 $      45,813

Fixed Assets
        Construction in progress                            $    4,556,078                 $   3,193,896
        Office equipment                                            90,564                            --
        Leasehold Improvements                                      56,722                            --


        Total Fixed Assets                                  $    4,703,364                 $   3,193,896



Total Assets                                                $    4,723,735                 $   3,239,709




                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Note payable                                        $    3,033,639                 $     900,000
        Accounts Payable                                           159,799                       506,600
        Preferred Stock Dividends Payable                          129,760                        54,760


        Total Current Liabilities                           $    3,323,198                 $   1,461,360

Stockholders' Equity:

Preferred Stock, $1.00 par value;
  2,000,000 shares authorized;
  15,000 shares subscribed, issued
  and outstanding                                                1,500,000                     1,500,000

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 54,900 shares issued and outstanding                  54,900                        54,900
Additional Paid-in Capital                                         379,431                       379,431
Accumulated Deficit                                              (533,794)                     (155,982)



Total Stockholders' Equity                                         (99,463)                      278,349

Total Liabilities and Stockholders' Equity                  $    4,723,735                 $   3,239,709






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



                                                        STARSHIP CRUISE LINE, INC.

                                                          STATEMENT OF OPERATIONS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1999      Sept. 30, 1998      Sept. 30, 1999        Sept. 30, 1998


REVENUES -
     Interest Income                             $          --        $          4,730      $           --      $         1,065



COSTS AND EXPENSES
     General and Administrative                        302,812                   6,698             165,154                3,043



TOTAL COSTS AND EXPENSES                               302,812                   6,698             165,154                3,043



NET INCOME (LOSS)                                    (302,812)                 (1,968)           (165,154)              (1,978)



PREFERRED STOCK DIVIDEND                              (75,000)                      --            (37,500)                   --



NET INCOME (LOSS) AVAILABLE FOR
  COMMON SHAREHOLDERS                                (377,812)                 (1,968)           (202,812)              (1,978)



WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                 54,900                  43,600              54,900               43,600



INCOME (LOSS) PER
 COMMON SHARE                                    $      (6.88)        $          (.05)      $       (3.69)      $         (.05)


























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




                                                        STARSHIP CRUISE LINE, INC.

                                                          STATEMENT OF CASH FLOWS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    SIX MONTHS          SIX MONTHS         THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                  Sept. 30, 1999      Sept. 30, 1998      Sept. 30, 1999        Sept. 30, 1998

CASH FLOWS FROM
OPERATING ACTIVITIES
     Net Income (Loss)                           $   (302,812)        $        (1,968)      $    (165,154)      $       (1,978)
     Add item not affecting
          cash-amortization                                 --                     140                  --                   70
     Adjustments to reconcile
          net income (loss)
          to net cash used by
          operating activities
     (Increase) decrease in
          inventory                                   (12,023)                      --            (12,023)                   --
     (Increase) decrease
          interest receivable                               --                      --                  --                1,085
     Increase (decrease) in
          accounts payable                           (346,801)                 (5,062)           (361,775)              (1,200)


     Total Cash Flow From
          Operating Activities                       (661,636)                 (6,890)            (538,952              (2,023)

CASH FLOW USED BY
INVESTMENT ACTIVITIES
     (Increase) decrease in
          Construction in progress                 (1,362,182)               (228,704)           (636,124)            (227,103)
          Office Equipment                            (90,564)                      --            (90,564)                   --
          Leasehold Improvements                      (56,722)                      --            (56,722)                   --


     Total (Increase) decrease
          from Investment Activities               (1,509,468)               (228,704)           (783,410)            (227,103)

CASH FLOW FROM
FINANCING ACTIVITIES
     Increase (Decrease) in
          notes payable                              2,133,639                      --           1,318,639                   --


     Total Cash Flows from
          financing activities                       2,133,639                      --           1,318,639                   --



INCREASE (DECREASE) IN CASH                           (37,465)               (235,594)             (3,723)            (229,126)

CASH BALANCE - BEGINNING                                45,813                 290,457              12,071              283,989

CASH BALANCE - ENDING                            $       8,348        $         54,863      $        8,348      $        54,863












                                The  accompanying  notes are an integral part of
these financial statements.

                                                STARSHIP CRUISE LINE, INC.

                                               NOTES TO FINANCIAL STATEMENTS
                (All information as of September 30, 1999 and 1998 is unaudited)

1.     DESCRIPTION OF ORGANIZATION

       Starship Cruise Line, Inc., formerly Emerging Beta Corporation (the "Company") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the board of directors, in their discretion, believe to be good opportunities. The Company, which is in the development stage, has begun construction of a vessel it intends to use in the dinner cruise business and anticipates completion in November 1999. The Company plans to operate the vessel on the Mississippi Gulf Coast, primarily serving that region's tourism market.

       The Company is highly leveraged and has no operating history. The Company has committed bank financing in place for $5.225 million, (of which $3,033,639 was outstanding at September 30, 1999). The bank financing is being increased by $1,435,000 and a $500,000 working capital line is being arranged, which the Company believes will be sufficient to complete the vessel, dockside facilities, and fund any working capital needs for the first year of the vessel's operations. The increased bank financing should be completed in November 1999. The Company believes the vessel will be able to generate positive cash flow by the end of its first year of operations, but there is no guarantee that this will occur. However, one of the Company's principals has committed to provide the funding, if necessary, to cover any working capital deficiencies during initial operations.

       There currently are no dinner cruise vessels operating on the Mississippi Gulf Coast and while the Company believes demand will be sufficient, there is no assurance that market demand will be able to support the vessel.

2.     SIGNIFICANT ACCOUNTING POLICIES

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       There are no temporary differences between financial reporting and tax basis of assets and liabilities. The Company has incurred a cumulative loss from operations since inception. Therefore, a valuation allowance was provided against the deferred tax asset resulting from the net operation loss (NOL) carryforward. In 1998 this valuation allowance was reduced in an amount equivalent to the NOL utilization and therefore no tax provision was recorded. This asset has been reduced to zero by a valuation allowance. The net operating loss carryforward at March 31, 1999 was approximately $105,000 and will expire in 2010 and 2014.

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

3.     RELATED PARTY TRANSACTIONS

       Offices and directors will be compensated based on actual time and expenses devoted to the Company's business. During the six months ended September 30, 1999 and 1998 consulting fees paid to Directors were $3,000 and $4,500, respectively.

4.     CONSTRUCTION IN PROGRESS

       The Company is constructing a dinner cruise vessel to operate on the Mississippi Gulf Coast in support of the gaming and resort industry. The total estimated cost of the project is $7.4 million with delivery scheduled for November 1999.
       As of September 30, 1999, interest capitalized during construction is $85,463.

5.     NOTE PAYABLE

       The Company is financing the construction of the dinner cruise vessel with bank financing and preferred stock (see note 6).

       In May 1999 the Company executed a construction financing agreement in the amount of $5,225,000, with interest only payments due September 30 and December 31, 1999. At September 30, 1999 the amount outstanding under the construction financing agreement is $3,033,639. Upon completion of the vessel, the construction financing will be converted to term financing in the amount of $5,225,000 for a five year period with payments based on ten year amortization with unpaid balance due after the five years. The vessel financing is being increased by $1,435,000 to $6,660,000 and a $500,000 working capital line is being arranged. The interest rate on the incremental financing is 8.25%. The increased financing should be completed in November 1999. The payments are due quarterly beginning March 31, 2000 (interest only at March 31, 2000) with interest fixed at a rate of 8%. The financing is secured by a lien on the dinner cruise vessel a limited guarantee from the vendor who supplied the vessel's engines and the personal guarantee of Burt H. Keenan, the Company's founder.

       The term financing is subject to certain financial and non-financial covenants. The financial covenants, which go into effect January 1, 2000 include minimum cash flow coverage of debt payments of 1.25 to 1, minimum working capital of $250,000 and minimum net worth, including preferred stock, of $1,000,000.

6.     MANDATORILY REDEEMABLE PREFERRED STOCK

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       Prior to fiscal 1999 the Company's activities were limited to organizational matters, raising financing, and seeking a suitable acquisition. The Company earned $4,730 in interest income during the six months ending September 30, 1998.

       In July 1998 the Company began developing a dinner cruise business centered in Biloxi, Mississippi. The dinner cruise vessel is approximately 80% complete at September 30, 1999 and scheduled to begin operations in December 1999. No revenues are expected from this business until the cruise vessel begins operations in December 1999. The Company has a loss before preferred stock dividend in the six months ended September 30, 1999 of $302,812, compared to loss of $1,968 in the preceding year. The loss in 1999 is almost entirely the result of the Company's expenses for general and administrative expenses and marketing expenses related to the dinner cruise business. These expenses are expected to increase significantly upon commencement of operations. The Company has not yet obtained firm bookings or entered into contracts and there can be no assurance as to the level of revenues which may be derived nor as to profitability, if any.

       The Company had a working capital deficit of $3,302,827 as of September 30, 1999 and shareholders' equity of $1,400,527 as of September 30, 1999. Substantially all of the Company's assets are comprised of construction in progress on the cruise vessel. The Company has financed its operations and the construction with proceeds from its initial public offering of 30,000 shares of Common Stock at $10 per share, proceeds from the sale of 15,000 shares of preferred stock at $100 per share, the exercise of stock options by officers and directors at $12 or $15 per share, and from debt financing provided by Whitney Bank. In May 1999 the Company and Whitney Bank entered into a permanent financing agreement pursuant to which the Company may borrow up to $5,225,000. The loan bears interest at the rate of 8% per annum, is secured by the cruise vessel, a limited guarantee from the vendor who supplied the vessel's engines and is guaranteed by Mr. Burt Keenan. The vessel financing is being increased by $1,435,000 to $6,660,000 and a $500,000 working line is being arranged. The additional financing should be completed in November 1999. The interest rate on the incremental financing is 8.25%. The Company anticipates that the above source of cash will be sufficient to complete construction of the cruise vessel and provide sufficient cash to fund startup of operations. In the event of any cost overrun on the cruise vessel, any delay in delivery, or the failure to meet the Company's projections of revenue and expense, additional funds may be required. There can be no assurance that such funds will be available when needed, nor that they can be obtained on terms satisfactory to the Company.

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

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

3.       Certificate of Incorporation and Bylaws
         3.1      Restated Certificate of Incorporation*
         3.2      Bylaws*
         3.3 Proposed Certificate of Amendment to the Restated Certificate of Incorporation*
         3.4 Amendment to Certificate of Incorporation (Name Change) Filed with the June 1999 10-QSB and incorporated by reference.

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


Date:    November 5, 1999                     By:      /s/ Jerry W. Jarrell
                                                           --------------------
                                                    Jerry W. Jarrell
                          Chief Financial Officer (chief financial officer and
                                accounting officer and duly authorized officer)