Form 10QSB
period 1999-12-31
STARSHIP CRUISE LINE INC
filed 2000-02-29
CIK 904144

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December
          31, 1999

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Preferred Stock, $100.00 par value                                     15,000
Common Stock, $1.00 par value                                          54,900
----------------------------------                          -------------------
Title of Class                                      Number of Shares outstanding
                                                           at December 31, 1999
Exhibit Index - NONE.


                                           STARSHIP CRUISE LINE, INC.

                                                 BALANCE SHEETS
                                                     ASSETS

                                                             December 31,                      March 31,
                                                               1999                           1999
Current Assets
        Cash and cash equivalents                           $       82,067                 $      45,813
        Accounts Receivable                                          3,955                            --
        Inventory                                                   40,430                            --
        Other                                                        1,700                            --


        Total Current Assets                                $      128,152                 $      45,813

Fixed Assets
        Marine Equipment                                    $    7,042,531                 $          --
        Office equipment                                           122,275                            --
        Leasehold Improvements                                     428,039                            --
        Construction in progress                            $           --                 $   3,193,896
        Less Accumulated Depreciation                             (27,250)                            --


        Total Fixed Assets                                  $    7,565,595                 $   3,193,896



Total Assets                                                $    7,693,747                 $   3,239,709



                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

        Note payable, current portion                       $      499,500                 $     900,000
        Accounts Payable                                           458,372                       506,600
        Preferred Stock Dividends Payable                          167,260                        54,760


        Total Current Liabilities                           $    1,125,132                 $   1,461,360

        Long Term Note Payable                              $    5,684,698                            --

Mandatorily  Redeemable  Preferred  Stock,  $1.00 par  value;  2,000,000  shares authorized; 15,000 shares subscribed,
  issued and outstanding                                         1,500,000                     1,500,000

Stockholders' Equity:

Common Stock, $1.00 par value; 20,000,000 shares
  authorized; 54,900 shares issued and outstanding                  54,900                        54,900
Additional Paid-in Capital                                         379,431                       379,431
Accumulated Deficit                                            (1,050,414)                     (155,982)



Total Stockholders' Equity                                       (616,083)                       278,349

Total Liabilities and Stockholders' Equity                  $    7,693,747                 $   3,239,709



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



                                                        STARSHIP CRUISE LINE, INC.

                                                          STATEMENT OF OPERATIONS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1999         Dec. 31, 1998


REVENUES -
     Cruise Revenue                              $     116,284        $             --      $      116,284      $            --
     Interest Income                                        --                  10,412                  --                5,682


TOTAL REVENUE                                          116,284                  10,412             116,284                5,682

COSTS AND EXPENSES
     Operating Expenses                                272,387                      --             219,316                   --
     Sales and Marketing                               250,682                      --             174,862                   --
     General and Administrative                        310,090                  55,919             136,169               49,221
     Interest Expense                                   37,807                      --              37,807                   --
     Depreciation and Amortization                      27,250                      --              27,250                   --


TOTAL COSTS AND EXPENSES                               898,216                  55,919             595,404               49,221



NET INCOME (LOSS)                                    (781,932)                (45,507)           (479,120)             (43,539)



PREFERRED STOCK DIVIDEND                             (112,500)                (17,260)            (37,500)             (17,260)



NET INCOME (LOSS) AVAILABLE FOR
  COMMON SHAREHOLDERS                                (894,432)                (62,767)           (516,620)             (60,799)



WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                 54,900                  45,903              54,900               50,483



INCOME (LOSS) PER
 COMMON SHARE                                    $     (16.29)        $         (1.37)      $       (9.41)      $        (1.20)






















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



                                                        STARSHIP CRUISE LINE, INC.

                                                          STATEMENT OF CASH FLOWS


                                                      FOR THE             FOR THE             FOR THE               FOR THE
                                                    NINE MONTHS         NINE MONTHS        THREE MONTHS          THREE MONTHS
                                                       ENDED               ENDED               ENDED                 ENDED
                                                   Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1999         Dec. 31, 1998

CASH FLOWS FROM
OPERATING ACTIVITIES
     Net Income (Loss)                           $   (781,932)        $       (45,507)      $    (479,120)      $      (43,539)
     Add item not affecting
          cash-depreciation and amortization            27,250                     210              27,250                   70
     Adjustments to reconcile
          net income (loss)
          to net cash used by
          operating activities
     (Increase) decrease in
          inventory                                   (40,430)                      --            (28,407)                   --
     (Increase) decrease
          receivables and other                        (5,655)                      --             (5,655)                   --
     Increase (decrease) in
          accounts payable                            (48,228)                 885,940             298,573              891,002


     Total Cash Flow From
          Operating Activities                       (848,995)                 840,643           (187,359)              847,533

CASH FLOW USED BY
INVESTMENT ACTIVITIES
     (Increase) decrease in
          Construction in progress                 (3,848,635)             (2,065,504)         (2,486,453)          (1,836,800)
          Office Equipment                           (122,275)                      --            (31,711)                   --
          Leasehold Improvements                     (428,039)                      --           (371,317)                   --


     Total (Increase) decrease
          from Investment Activities               (4,398,949)             (2,065,504)         (2,889,481)          (1,836,800)

CASH FLOW FROM
FINANCING ACTIVITIES
     Proceeds from issuing Preferred
          Stock; 15,000 shares                              --               1,500,000                  --            1,500,000
     Proceeds for exercise of
          stock options; 6,300 shares                       --                  88,500                  --               88,500
     Proceeds from issuing common
          stock; 5,000 shares                               --                  50,000                  --               50,000
     Increase (Decrease) in
          notes payable                              5,284,198                 225,000           3,150,559              225,000


     Total Cash Flows from
          financing activities                       5,284,198               1,863,500           3,150,559            1,863,500



INCREASE (DECREASE) IN CASH                             36,254                 638,639              73,719              874,233

CASH BALANCE - BEGINNING                                45,813                 290,457               8,348               54,863

CASH BALANCE - ENDING                            $      82,067        $        929,096      $       82,067      $       929,096






                                The  accompanying  notes are an integral part of
these financial statements.

                                                STARSHIP CRUISE LINE, INC.

                          NOTES TO FINANCIAL STATEMENTS
              (All information as of December 31, 1999 and 1998 is unaudited)

1.     DESCRIPTION OF ORGANIZATION

       Starship Cruise Line, Inc., formerly Emerging Beta Corporation (the "Company") was incorporated under the laws of the State of Delaware on February 10, 1993, for the purpose of seeking out business opportunities, including acquisitions, that the board of directors, in their discretion, believe to be good opportunities. The Company, completed construction in early December 1999 of a vessel to be used in the dinner cruise business. The Company began operating the vessel in early December 1999 on the Mississippi Gulf Coast, primarily serving that region's tourism market.

       The Company is highly leveraged and has no operating history. The Company has committed bank financing in place for $6.660 million, (of which $6,184,198 was outstanding at December 31, 1999 and a $500,000 working capital line. The Company believes the bank financing will be sufficient to fund the working capital needs for the first year of the vessel's operations. The Company believes the vessel will be able to generate positive cash flow by the end of its first year of operations, but there is no guarantee that this will occur. However, one of the Company's principals has committed to provide the funding, if necessary, to cover any working capital deficiencies during initial operations.

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

       Interest capitalized during construction of the vessel is $139,513.

       The Company began depreciating and amortizing equipment and leasehold improvements, on December 1, 1999. The methods used are:

                                                                                                         Salvage
                                                                       Method           Life             Value
       Marine Equipment                                                straight-line    25 years         20%
       Office Equipment                                                straight-line    5 years          None
       Leasehold Improvements                                          straight-line    6 years          None

3.     RELATED PARTY TRANSACTIONS

       Offices and directors will be compensated based on actual time and expenses devoted to the Company's business. During the nine months ended December 31, 1999 and 1998 consulting fees paid to Directors were $4,500 and $6,000, respectively.

4.     NOTE PAYABLE

       The Company financed the construction of the dinner cruise vessel with bank financing and preferred stock (see note 5).

       The Company has executed a construction financing agreement in the amount of $6,660,000. At December 31, 1999 the amount outstanding under the construction financing agreement is $6,184,178. The construction financing has been converted to term financing in the amount of $6,660,000 for a five year period with payments based on ten year amortization with unpaid balance due after the five years. The payments are due quarterly beginning March 31, 2000 (interest only at March 31, 2000) with blended interest fixed at a rate of 8.05%. The Company also has a $500,000 working capital line with the bank. As of December 31, 1999 no amounts were outstanding under the working capital line. The financing is secured by a lien on the dinner cruise vessel a limited guarantee from the vendor who supplied the vessel's engines and the personal guarantee of Burt H. Keenan, company founder. The Company is not in compliance with the financial covenants as of December 31,1 999, however does not expect having any problem with having the bank waive the non compliance.

       The term financing is subject to certain financial and non-financial covenants. The financial covenants, which go into effect January 1, 2000 include minimum cash flow coverage of debt payments of 1.25 to 1 and minimum net worth, including preferred stock, of $1,000,000.

5.     MANDATORILY REDEEMABLE PREFERRED STOCK

       The Company issued 15,000 shares of mandatorily redeemable convertible preferred stock in November 1998. The Preferred Stock bears annual dividends of $10.00 per share payable quarterly in arrears. Each preferred share is convertible into one share of common stock at the option of the holder. The Company has the option to redeem the preferred shares in whole or part at a price of $100.00 plus accrued dividends as of December 31, 2001; and the obligation to redeem all shares at a price of $100.00 on December 31, 2004, plus accrued dividends. The holders of the preferred shares have no voting rights except at any time the equivalent of three quarterly dividends are unpaid or company fails to make any mandatory redemption of the preferred shares at which time the number of directors of the Company will be increased by two and elected by the preferred shareholders. No dividends have been paid on preferred shares; no action has been taken by the preferred shareholders and no action is expected to be taken.

Item 2.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                  CONDITION

       Prior to fiscal 1999 the Company's activities were limited to organizational matters, raising financing, and seeking a suitable acquisition. The Company earned $10,412 in interest income during the nine months ending December 31, 1998.

       In July 1998 the Company began developing a dinner cruise business centered in Biloxi, Mississippi. The dinner cruise vessel was completed in early December 1999 and began operations in December 1999. The revenues from the cruise vessel in December 1999 were $116,284. The Company has a loss before preferred stock dividend in the nine months ended December 31, 1999 of $781,932, compared to loss of $45,507 in the preceding year. The loss in 1999 is almost entirely the result of the Company's expenses for general and administrative expenses, marketing expenses and operating expenses related to the dinner cruise business. The Company has obtained some firm bookings and entered into some contracts however, there can be no assurance as to the level of revenues which may be derived nor as to profitability, if any.

       The Company had a working capital deficit of $996,980 as of December 31, 1999 and shareholders' equity of ($616,083) as of December 31, 1999. The Company has financed its operations and the construction with proceeds from its initial public offering of 30,000 shares of Common Stock at $10 per share, proceeds from the sale of 15,000 shares of preferred stock at $100 per share, the exercise of stock options by officers and directors at $12 or $15 per share, and from debt financing provided by Whitney Bank. The Company and Whitney Bank entered into a permanent financing agreement pursuant to which the Company may borrow up to $6,660,000. The Company also has a $500,000 working capital line with the bank. The loan bears interest at the blended rate of 8.05% per annum, is secured by the cruise vessel, a limited guarantee from the vendor who supplied the vessel's engines and is guaranteed by Mr. Burt Keenan. The Company anticipates that the above source of cash will be sufficient to fund startup of operations. The Company anticipates generating positive cash flow from operations by December 2000. In the event of failure to meet the Company's projections of revenue and expense, additional funds may be required. There can be no assurance that such funds will be available when needed, nor that they can be obtained on terms satisfactory to the Company.

       The Company had no impact of year 2000 on its operations. The Company has been assured by vendors that the software being utilized in its operations takes into consideration the changes required by calendar year 2000.

                           PART II. OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

3.       Certificate of Incorporation and Bylaws
         3.1      Restated Certificate of Incorporation*
         3.2      Bylaws*
         3.3 Proposed Certificate of Amendment to the Restated Certificate of Incorporation*
         3.4      Amendment to Certificate of Incorporation (Name Change)**
 .

10.      Material Contracts
         10.1     1993 Stock Option Plan*
         10.2 Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of
                  Details*


* Incorporated by reference to such exhibit as filed with the Company's registration statement on Form SB-2, file no. 33- 61894-FW (the "Registration Statement") on April 29, 1993.

Incorporated by reference to such exhibit as filed with the Company's Quartely Report on Form 10-QSB for the quarter ended June 30, 1999.

         (b)      Reports on Form 8-K: None

                                                        SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    January 31, 2000                     By:      /s/ Jerry W. Jarrell
                                                --------------------
                                                        Jerry W. Jarrell
                        Chief Financial Officer (chief financial officer and
                                accounting officer and duly authorized officer)