Form 10KSB40
period 2000-03-31
STARSHIP CRUISE LINE INC
filed 2000-06-29
CIK 904144

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the fiscal year ended March 31, 2000

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 33-61894-FW

                   STARSHIP CRUISE LINE, INC.
              (FORMERLY EMERGING BETA CORPORATION)
      (Exact name of small business issuer in its charter)

                DELAWARE                         72-1235450
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)         Identification No.)

  315 BEACH BLVD., BILOXI, MISSISSIPPI             39530
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (228) 374-7475

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

     State issuer's revenues for its most recent fiscal year:  $370,803

     The aggregate market value of the voting stock held by non- affiliates of the registrant as of March 31, 2000 was $315,250.

     The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2000: Common Stock, $1.00 Par Value - 54,900 shares

           DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

Starship Cruise Line, Inc., formerly Emerging Beta Corporation (the "Company"), is a Delaware corporation. The Company operates a dinner cruise vessel on the Mississippi Gulf Coast (the "Coast"), primarily serving the region's tourism market. Operations commenced in December 1999.

The Company is highly leveraged and has limited operating history. The Company believes the vessel will be able to generate positive cash flow by the end of its first year of operations, but can provide no assurance that this will occur. However, one of the Company's principal stockholders has committed to provide the funding, if necessary, to cover any working capital deficiencies during initial operations.

The Company owns and operates the first dinner cruise vessel operating on the Mississippi Gulf Coast and while the Company believes demand will be sufficient, there is no assurance that market demand will be able to support the vessel.

THE INDUSTRY AND MARKET OVERVIEW

The combination of casino gaming and the natural beauty of the Mississippi Gulf Coast has provided an impetus to the tourism business which is now one of the fastest growing segments of the Coast economy. Tourism has increased from approximately 6.5 million visitors in 1996 to approximately 20 million in 1999. There are currently 15,000 hotel rooms in service with 2,700 additional rooms planned. Hotel occupancy levels averaged nearly 75% in 1999. The average daily room rate for 1999 was $62.

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

5. Strong consumer response to unique special events such as Mardi Gras, Spring Pilgrimage, Blessing of the Fleet, and Cruising the Coast (automobile retro rally with 1950s-60s theme) have extended the traditional visitor season.

6. Development of new and existing charter and jet services allowing more visitors to the area as a destination.

7. Increase in airport size and current expansion from one to three airport terminals.

Through the cooperative efforts of both the public and private sectors the growth of tourism on the Mississippi Gulf Coast is expected to continue at a rapid pace with continued capital investment in new and existing facilities. This is targeted to a more diversified product, a value pricing strategy and growth in the trade show, convention and meetings market. The introduction of air inclusive packages and increased marketing through travel agents and wholesalers are expected to enhance the Coast attractiveness as a destination.

Through 1999, over $2 billion has been invested in casino resort development on the Gulf coast. The region has 15,000 hotel rooms (including four 1000+ room hotels and 7,000 casino hotel rooms), a state of the art Convention Center with 180,000 square feet of meeting space, 22 golf courses and 1.32 million square feet of retail space.

DINNER CRUISE VESSEL

The Company owns and operates the only dinner cruise vessel operating on the Mississippi Gulf Coast. The Company's strategy was to build a yacht type dinner cruise vessel suitable for operation in these waters. The primary area of operation is in Biloxi between the end of the channel by the lighthouse, inside of Deer Island and the Biloxi Gulf Coast (an area of about 8 miles). A flexible program has been developed for special events/private charters at other locations nearby as demand dictates.

Description of Vessel

LOA 180'
Beam 40'
Draft 5.5'
Construction material:  Steel

Passenger Decks: Three - 2 x Encloses the aft open area and 1 x open pilot house top deck with metal sun cover
Tonnage: Under 100 Gross
Power: 2 Detroit Diesel Series 60 (8 cylinder) 400 HP
Generators: 2 280KW Detroit Diesel Series 60
Bow Thruster: 250 hp Detroit Diesel Series 50
AC: 700 tons
Speed 10-11 knots-cruise  speed 5 knots.
Fuel consumption (main engines) & generators 40 gallons/hr
Certificate: 600 passengers
Operational capacity as dinner cruise - up to 400 persons
Top deck to hold up to 200 passengers
Toilet facilities-one each of three decks
Bar on each deck (snack bar and beverages on all decks)

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

The vessel was constructed to give substantial flexibility:

Top deck - open air with cover (metal) for sightseeing or cocktail charter B Deck (enclosed upper deck) for dinner cruise, private parties, weddings or charter, dinner dances (first class deck) A Deck (main deck) flex deck for sightseeing, snacks, concessions, dinner cruise etc.

C Deck machinery space storage and service. Design of the vessel includes a large picture window with deck recess 18" on each side to provide crew with cleaning and service walkways.

Vessel food service and pantry area includes holding ovens equipment, reefers, dishwashers, prep areas, plate and glass storage, and all necessary food preparation and service facilities.

The vessel was designed by the firm of naval architects and marine engineers, Dejong and Lebet Inc., of Jacksonville, Florida. In business since 1968, this firm specializes in coastal passenger vessels and casino projects. They have designed many other dinner cruise vessels and are considered leading designers in this field. This particular vessel has the unique ability to operate in extremely shallow water at this location sight (a requirement not met by existing vessels of this size.)

The vessel was constructed by Freeport Shipbuilding Inc., Freeport, Florida. Freeport Shipbuilding specializes in dinner cruise vessels and is considered one of the top value builders in the field.

The sailing schedule is three trips a day, each with a duration of one hour to three hours, including lunch, sightseeing, hor d'oeuvres, dinner and late night starlight dinner dance cruises.

The vessel's typical cruise route is approximately 3.5 miles behind Deer Island from lighthouse to eastern tip cruising at about 4-5 miles per hour in protected waters.

Charters can be booked during open times, depending on seasonal load factors during certain times of the year. Clients include businesses, weddings, casinos and tour and convention groups.

EMPLOYEES

As of March 31, 2000, the Company had 47 employees, including its officers.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company leases 3,000 square feet of office space and has its dock facilities at 315 Beach Blvd., Biloxi, Mississippi 39530, and its phone number is (228) 374-7475. The lease is for an initial term of three years with an option for an additional three years.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock has not traded. As of March 31, 2000, there were 340 stockholders of record. Holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at the rate of $10 per share. As of March 31, 2000, $204,760 in dividends had been declared and accrued but had not been paid.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     SELECTED FINANCIAL INFORMATION

     The following sets forth selected financial information as of March 31, 1996, 1997, 1998, 1999 and 2000 and is qualified in its entirety by the financial statements appearing elsewhere in this Report. The Company's fiscal year end is March 31st.

                               1996        1997         1998        1999         2000
STATEMENT OF OPERATIONS
DATA:
Revenue                      $  21,121    $  15,818    $ 16,276   $    10,758    $   370,203
Cost of Sales and Expenses      24,319       20,287      14,082      (110,540)     1,928,781
Operating Income (Loss)         (3,198)      (4,469)      2,194       (99,782)   (1,5112,140)
Net Income (Loss)
  attributable to common
  stock                         (3,198)      (4,469)      2,194      (154,542)    (1,662,140)

BALANCE SHEET DATA (AT END
OF PERIOD):
Cash                         $ 297,673    $ 290,600    $290,457   $    45,813    $    68,912
Property and equipment,
  net                             --           --         9,156     3,207,342      7,607,779
Total Assets                   298,692      292,687     299,893     3,239,709      7,740,319
Total Liabilities                2,026        1,050       5,502     1,461,360      7,624,110
Preferred Stock                   --           --          --       1,500,000      1,500,000
Stockholders' Equity           296,666      292,197     294,391       278,349     (1,383,791)

RESULTS OF OPERATIONS

     The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes included elsewhere in this report.

     Prior to fiscal 2000, the Company's activities were limited to organizational matters, raising financing, and seeking a suitable acquisition. The Company had no sales revenue prior to fiscal 2000.

     In July 1998, the Company began developing a dinner cruise business centered in Biloxi, Mississippi. The dinner cruise business commenced operations in December 1999. The net cruise revenue for the four months ended March 31, 2000 was $370,803 from approximately 5,300 passengers. The cost of sales and other operating expenses in fiscal 2000 were $1,882,943 of which $419,451 was incurred in the eight months prior to commencing operations in December 1999. The Company had a loss before preferred stock dividend in the year ended March 31, 2000 of $1,512,140 compared to a loss before preferred stock dividend in 1999 of $99,782. Preferred stock dividends accrued were $150,000 in fiscal 2000 compared to $54,760 in fiscal 1999. The loss in 2000 was primarily the result of the Company's expenses for marketing, sales and start up operational expenses related to the initial operations of the dinner cruise business.

     The Company had a working capital deficit of $1,287,555 and negative stockholders' equity of $(1,383,741) as of March 31, 2000. Substantially all of the Company's assets are comprised of the cruise vessel and related on shore facilities. The Company has financed it operations and the construction with proceeds of a private placement of 30,000 shares of Common Stock at $10 per share, proceeds from the sale of 15,000 shares of preferred stock at $100 per share, the exercise of stock options by officers and directors at $12 or $15 per share, and from bank debt financing. At March 31, 2000, term financing was in place in the amount of $6,660,000 for a five year period with the unpaid balance due after the five years. The payments are due quarterly beginning June 30, 2000 (interest only at March 31, 2000) with interest fixed at a rate of 8.05%. The Company also has a $1,000,000 working capital revolving line of credit with the bank. As of March 31, 2000, the amount outstanding under the working capital line was $443,198. The financing is secured by a lien on the dinner cruise vessel, a limited guarantee from the vendor who supplied the vessel's engines and the personal guarantee of Burt H. Keenan, the company's founder. The term financing is subject to certain financial and non-financial covenants. The financial covenants, which have been waived by the Company's lender until April 1, 2001, include minimum cash flow coverage of debt payments of 1.25 to 1 and minimum net worth, including preferred stock of, $1,000,000.

     While the financial covenants discussed above do not become effective until after March 31, 2001, as discussed in Note 1 to the financial statements, the Company's initial operations have not been profitable, and the Company is in the deficit working capital position as of March 31, 2000. Should such losses continue, the Company's operations alone will not provide adequate performance to meet the financial covenants under the Company's debt agreement once effective, subsequent to March 31, 2001. Management is currently developing a plan to amend its debt agreement to enable the Company to continue to meet its obligations as they become due from funds generated by operations and maintain compliance under the terms of its debt agreement. However, if management is unsuccessful in that effort, consideration may be given to seeking additional capital and/or other financial support from the Company's principal stockholders. The Company's management believes the vessel will be able to generate positive cash flow by the end of its first year of operations, but there is no assurance this will occur. However, one of the Company's principal stockholders has committed to provide the funding, if necessary, to cover any working capital deficiencies through March 31, 2001.

     The Company's debt obligations and its mandatorily redeemable preferred stock represent financial instruments subject to changes in market risk (primarily interest rate risk). The Company's revolving line of credit has a variable interest rate and is therefore less subject to interest rate risk. The Company's term financing carries a fixed rate of interest and its mandatorily redeemable preferred stock has a fixed dividend rate. All other things being equal, the fair value of debt and debt equivalent instruments with fixed accrual rates will increase as market interest rates decline, and conversely the fair value of such instruments will decrease as market interest rates rise.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS.

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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company required to be included in Item 7 are set forth in the financial statements beginning on page F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     Directors are elected to serve until the annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve, subject to the discretion of the Board of Directors, until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and have qualified. All directors and officers have held their positions since inception, with the exception of Mr. Jarrell, who was elected in 1994 and Mr. Manthey who was elected in March 2000.

NAME                     AGE     POSITION(S)
----                     ---     -----------

Burt H. Keenan           60      Chairman of the Board
Troy M. Manthey          33      President, Chief Executive
                                 Officer and Director

George F. Sustendal III  60      Director
Jerry W. Jarrell         58      Chief Financial Officer and
                                 Director

Richard D. Stewart       47      Director
D. B. H. Chaffe III      66      Director
Daniel B. Killeen        66      Director

     Each officer and director will devote only such time to the business affairs of the Company as he deems appropriate, as discussed under the caption "Executive Compensation."

     BURT H. KEENAN is a director and founder of Independent Energy Holdings PLC, a U.K. public company trading on the London Stock Exchange and the Nasdaq National Market. From April 1991 to June 1998, Mr. Keenan was the executive Chairman and Chief Executive Officer of Independent Energy. Since 1987, he has been associated with Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, where he specializes in capital formation for emerging and middle market companies. From 1969 to 1986, Mr. Keenan was the Founder, Chairman and CEO of Offshore Logistics, Inc., a Nasdaq traded oil and gas service company operating a fleet of marine service vessels and helicopters worldwide. Mr. Keenan was a member of the National Advisory Council on Oceans and Atmosphere, a United States Presidential Commission, and of various industry associations. Mr. Keenan received Bachelors and Masters degrees in business administration from Tulane University. He is also a Director of Telescan Incorporated, a Nasdaq traded technology company, and several private companies in the United States and Canada.

     TROY M. MANTHEY has been President, Chief Executive Officer and Director since March 2000. From May 1999 until joining the Company, he served owner's representative and project manager for BB Riverboats, Inc., where he managed the conversion of a casino vessel to a dinner/sightseeing vessel. From May 1998 to May 1999, he was vice president of marine operations for Premier Yachts, Inc. From May 1984 to December 1997, he was senior vice president of marine operations for New Orleans Paddlewheels, Inc.

     GEORGE F. SUSTENDAL III was President and Chief Executive Officer of the Company through March 2000 and continues to serve as a director. He is founder and has been President of Sustendal & Co., a marine marketing firm operating since 1981. It specializes in business planning, marketing programs, strategy, and communications for international shipyards, manufacturers, and maritime related businesses. From 1974 to 1980, he managed and operated Choice and Windward Charters in the Caribbean. He was a founder, and Vice President operating manager of Forte Food, Inc., a company that owned three Ruth's Chris Steakhouses in South Florida from 1986 until 1988. Mr. Sustendal holds a Bachelors degree in Government and Public Law, Columbia University, and completed a Master's program from School of Public Communication, Boston University. He completed additional postgraduate work at the RCA Institute. Mr. Sustendal is affiliated with several business and trade societies and is a Board member of the International Super Yacht Society.

     JERRY W. JARRELL is a director and founder of Independent Energy Holdings PLC. He served as finance director of Independent Energy from April 1991 to May 1998. He was chief financial officer for the Woodson Companies, an oilfield construction company from 1977 to 1990. From 1971 to 1977, he was secretary, treasurer and controller of Offshore Logistics, Inc. Prior to joining Offshore Logistics, he was a certified public accountant with Arthur Andersen & Company between 1966 and 1971. He earned a BS degree in accounting from Louisiana Tech University.

     RICHARD D. STEWART is President of Robert's Gumbo Shop, Inc. From 1979 to 1993 he was Vice President of Operations and Product Development for Roberts Food Services. He received a degree in Hotel, Restaurant and Tourism Administration from the University of New Orleans. He serves on several professional and civic organizations related to the restaurant and tourism industries.

     D. B. H. CHAFFE III has been President and Chief Executive Officer of Chaffe & Associates, Inc., an investment banking firm located in New Orleans, Louisiana, since 1982. From 1981 to 1985, Mr. Chaffe was President, Chief Executive Officer and Treasurer of Becker & Associates, Inc., a marine contracting firm, following a leveraged buy-out by Mr. Chaffe and two other individuals. From 1971 to 1981, he was Executive Vice President and Director of Howard, Weil, Labouisse, Friedrichs Incorporated and the head of corporate finance for this regional investment banking firm. From 1969 to 1971, he was a general partner of Howard, Weil, Labouisse, Friedrichs & Company. He has served on advisory committees and has been a member of National Securities Associations and stock exchanges. Mr. Chaffe received a Bachelors degree in Engineering from Tulane University. Mr. Chaffe is a director of Telescan, Inc.

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

INDEMNIFICATION

     The Delaware Supreme Court has held that directors' duty of care to a corporation and its stockholders requires the exercise of an informed business judgment. Having become informed of all material information reasonably available to them, directors must act with requisite care in the discharge of their duties. The Delaware General Corporation Law permits a corporation through its certificate of incorporation to exonerate or indemnify its directors from personal liability to the corporation or its stockholders for monetary damages for breach of fiduciary duty of care as a director, with certain exceptions. The Company has adopted these exoneration and indemnification provisions in the Delaware General Corporation Law in their respective certificates of incorporation and bylaws. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends, and transaction from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation exonerates its directors, acting in such capacity, from monetary liability to the extent permitted by this statutory provision. The limitation of liability provision does not eliminate a stockholder's right to seek non-monetary, equitable remedies such as an injunction or recision to redress an action taken by directors. However, as a practical matter, equitable remedies may not be available in all situations, and there may be instances in which no effective remedy is available.

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


                                          ANNUAL            LONG-TERM
                                       COMPENSATION       COMPENSATION
                                    -----------------     --------------
                                      COMPENSATION           SECURITIES
                                    -----------------        UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION         SALARY      BONUS          OPTIONS        COMPENSATION
---------------------------         ------      -----          -------        ------------
Troy M. Manthey            2000         -         -            5,712               -
  President and Chief      1999         -         -              -                 -
  Executive Officer        1998         -         -              -                 -

George F. Sustendal III    2000     $60,000       -            5,000               -
  President and Chief      1999      30,000       -              -                 -
  Operating Officer        1998                   -              -                 -

Jerry W. Jarrell           2000     $50,000       -              -                 -
  Chief Financial Officer  1999      16,500       -            2,500               -
                           1998       9,000       -              -                 -

Richard Stewart            2000      $6,000       -              -                 -
  Director                 1999       2,500       -            1,000               -
                           1998         -         -              -                 -

     No executive officer or director is currently covered by an employment agreement. The Company does not maintain any pension plan, profit sharing plan or similar retirement or employee benefit plans.

OPTIONS GRANTED IN FISCAL 2000

                                 PERCENT OF
                                   TOTAL
                   NUMBER         OPTIONS
                     OF          GRANTED TO       EXERCISE
                   OPTIONS      EMPLOYEES IN        PRICE         EXPIRATION
NAME               GRANTED         1999 V        ($/SHARE)           DATE
----               -------         ------        ---------           ----
Troy M. Manthey     5,712           53.3%          $15.00       March 13, 2006

     The following table contains information concerning the exercise of stock options and employment related options and information in unexercised stock options held as of March 31, 2000 by the named executive officers:

OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                                              VALUE OF UNEXERCISED
                      SHARES                   NUMBER OF UNEXERCISED OPTIONS  IN-THE-MONEY OPTIONS
                     ACQUIRED                      AT DECEMBER 31, 1999        AT MARCH 31, 2000
                        ON          VALUE       --------------------------   ----------------------
NAME                 EXERCISE     REALIZED(1)   EXERCISABLE    UNEXERCISABLE      EXERCISABLE
----                 --------     -----------   ------------   -------------  ---------------------
George Sustendal           0          0              0            5,000                0
Jerry Jarrell          2,000          0              0            2,500                0
Troy Manthey               0          0              0            5,712                0

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of March 31, 2000, the stock ownership of all persons known to own beneficially five percent or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

                                 NUMBER OF SHARES OF
                                    COMMON STOCK
                               BENEFICIALLY NUMBER OF
                               SHARES OF COMMON STOCK
            NAME                 BENEFICIALLY OWNED      PERCENT
            ----                 ------------------      -------

Burt H. Keenan(1)                       11,170            20.3%
George F. Sustendal III                  5,000              9.1
D. B. H. Chaffe III(1)                   4,320              7.9
Daniel B. Killeen                          760              1.4
Jerry W. Jarrell                         2,125              3.9
Troy M. Manthey                             --               --
Richard D. Stewart                          --               --
All Officers and Directors as
a Group (6 persons)                     23,375            42.6%
-----------------
(1) The business address of this stockholder is 220 Camp Street, New Orleans, Louisiana 70130.

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

STOCK OPTION PLAN

     The Company, by resolution of its Board of Directors and stockholders, adopted its 1993 Stock Option Plan (the "Plan") on February 16, 1993. The Plan enables each Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

     In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 22,212 shares are issuable under options granted to officers, directors and key employees at $15.00 per share, all become exercisable in March 2002 and 2003 and expire in March 2005 and 2006. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder. Currently, the Company's Certificate of Incorporation authorizes the issuance of only 200,000 shares of Common Stock, but the shareholders and Board of Directors have approved an increase to up to 20,000,000 shares of Common Stock.

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

     3.   Certificate of Incorporation and Bylaws

               3.1  Restated Certificate of Incorporation*
               3.2  Bylaws*
               3.3  Proposed Certificate of Amendment to the
                    Restated Certificate of Incorporation*

     10.  Material Contracts

               10.1 1993 Stock Option Plan*
               10.2 Form of Stock Option Agreements with Messrs.
                    Keenan, Killeen, Jarrell and Chaffe with Schedule of Details*

--------------------
* Filed in original registration statement on Form SB-2, File No. 33-61894-FW (the "Registration Statement") and incorporated herein by reference.

     (b)  Reports on Form 8-K.

          Not Applicable.

                         INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE

Report of Independent Public Accountants                                   F-2
Balance Sheet as of March 31, 2000                                         F-3
Statements of Operations for the Years Ended March 31, 2000 and 1999       F-4
Statements of Stockholders' Equity for the Years Ended
  March 31, 2000 and 1999                                                  F-5
Statements of Cash Flows for the Years Ended March 31,
  2000 and 1999                                                            F-6
Notes to Financial Statements                                              F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Starship Cruise Line, Inc.:

We have audited the accompanying balance sheet of Starship Cruise Line, Inc. (a Delaware corporation) as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6, the Company's financial performance covenants under its debt agreement do not become effective until after March 31, 2001. The Company's initial operations have not been profitable, and should such losses continue, the Company's operations alone will not provide adequate performance to meet the financial covenants under the Company's debt agreement once effective, subsequent to March 31, 2001. Management is currently developing a plan to amend its debt agreement to enable the Company to continue to meet its obligations as they become due from funds generated by operations and maintain compliance under the terms of its debt agreement. However, if management is unsuccessful in that effort, consideration may be given to seeking additional capital and/or other financial support from the Company's principal stockholders.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Starship Cruise Line, Inc. as of March 31, 2000, and the results of its operations and its cash flows for the years ended March 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
New Orleans, Louisiana,
May 26, 2000

                           STARSHIP CRUISE LINE, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2000

CURRENT ASSETS:
 Cash and cash equivalents                                     $    68,912
 Accounts receivable                                                12,081

INVENTORY                                                           35,873

PREPAID EXPENSES                                                    15,674
                                                               -----------

   Total current assets                                            132,540
                                                               -----------

PROPERTY AND EQUIPMENT, net                                      7,607,779
                                                               -----------

   Total assets                                                $ 7,740,319
                                                               -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of notes payable                              $   455,985
 Revolving line of credit                                          443,198
 Accounts payable                                                  116,463
 Preferred stock dividends payable                                 204,760
 Accrued liabilities                                                93,061
 Unearned revenue                                                  106,628
                                                               -----------

   Total current liabilities                                     1,420,095
                                                               -----------

 LONG-TERM NOTES PAYABLE, less current portion                   6,204,015

MANDATORILY REDEEMABLE PREFERRED STOCK, $1.00 par                1,500,000
value,
  2,000,000 shares authorized; 15,000 shares subscribed, issued and outstanding

STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value; 20,000,000 shares                  54,900
authorized; 54,900 issued and outstanding
 Additional paid-in capital                                        379,431
 Accumulated deficit                                            (1,818,122)
                                                               -----------

   Total stockholders' equity                                   (1,383,791)
                                                               -----------

   Total liabilities and stockholders' equity                  $ 7,740,319
                                                               ===========


               The accompanying notes are an integral part of this
                           financial statement.

                           STARSHIP CRUISE LINE, INC.

                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999


                                                    2000         1999
                                                -----------    ---------

REVENUES:
 Gross Revenues                                 $   416,641    $    --
 Complimentary Items                                (45,838)        --
                                                -----------    ---------

  Net revenues                                      370,803         --
                                                -----------    ---------

COSTS AND EXPENSES:
 Operating Expenses                                 711,008         --
 Sales and Marketing                                414,475         --
 General and Administrative                         464,578      110,260
 Interest, net                                      170,901      (10,758)
 Depreciation and Amortization                      121,981          280
                                                -----------    ---------

   Total costs and expenses                       1,882,943       99,782
                                                -----------    ---------

NET LOSS BEFORE INCOME TAXES                     (1,512,140)     (99,782)

INCOME TAXES                                           --           --
                                                -----------    ---------

NET LOSS                                         (1,512,140)     (99,782)

PREFERRED STOCK DIVIDENDS                          (150,000)     (54,760)
                                                -----------    ---------

NET LOSS ATTRIBUTABLE TO COMMON STOCK           $(1,662,140)   $(154,542)
                                                ===========    =========

BASIC AND DILUTED LOSS PER SHARE                $    (30.28)   $   (3.21)
                                                ===========    =========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        54,900       48,121
                                                ===========    =========


              The accompanying notes are an integral part of these
                           financial statements.

                           STARSHIP CRUISE LINE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                              ADDITIONAL
                                               PAID-IN    ACCUMULATED
                            SHARES   AMOUNT    CAPITAL      DEFICIT         TOTAL
                            ------   -------   --------   -----------    -----------
Balance - March 31, 1998    43,600   $43,600   $252,231   $    (1,440)   $   294,391

Issuance of Common Shares    5,000     5,000     45,000          --           50,000

Exercise of Stock Options    6,300     6,300     82,200          --           88,500

Preferred Stock Dividends     --        --         --         (54,760)       (54,760)

Net Loss                      --        --         --         (99,782)       (99,782)
                            ------   -------   --------   -----------    -----------

Balance - March 31, 1999    54,900    54,900    379,431      (155,982)       278,349

Preferred Stock Dividends     --        --         --        (150,000)   $  (150,000)

Net Loss                      --        --         --      (1,512,140)    (1,512,140)
                            ------   -------   --------   -----------    -----------

Balance - March 31, 2000    54,900   $54,900   $379,431   $(1,818,122)   $(1,383,791)
                            ======   =======   ========   ===========    ===========


              The accompanying notes are an integral part of these
                           financial statements.

                           STARSHIP CRUISE LINE, INC.

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                              2000           1999
                                                          -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                                 $(1,512,140)   $   (99,782)
  Adjustments to reconcile net loss to net cash used in
operating activities-
   Depreciation and amortization                              121,981            280
   Increase in accounts payable                                98,832         13,098
   Increase in accounts receivable                            (12,081)          --
   Increase in inventory                                      (35,873)          --
   Increase in prepaid expenses                               (15,674)          --
   Increase in accrued liabilities                            198,720           --
                                                          -----------    -----------

   Net cash used in operating activities                   (1,156,235)       (86,404)
                                                          -----------    -----------

CASH FLOW USED IN INVESTMENT ACTIVITIES:
 Capital expenditures                                      (5,023,864)    (2,696,740)
                                                          -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock                       --        1,500,000
 Proceeds from exercise of stock options                         --           88,500
 Proceeds from issuance of common stock                          --           50,000
 Proceeds from long-term debt                               6,203,198        900,000
                                                          -----------    -----------

   Net cash provided by financing activities                6,203,198      2,428,980
                                                          -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               23,099       (244,644)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  45,813        290,457
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                   $    68,912    $    45,813
                                                          ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid, net of amounts capitalized                $   170,801    $      --
                                                          ===========    -----------

              The accompanying notes are an integral part of these
                           financial statements.

                           STARSHIP CRUISE LINE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999



1.   DESCRIPTION OF ORGANIZATION:

Starship Cruise Line, Inc. (the "Company") is a Delaware Corporation. The Company operates a dinner cruise vessel on the Mississippi Gulf Coast, primarily serving that region's tourism market. Operations commenced in December, 1999.

The Company is highly leveraged and has limited operating history. Initial operations have not been profitable and the Company is in a deficit working capital position. The Company's management believes the vessel will be able to generate positive cash flow by the end of its first year of operations, but there is no assurance that this will occur. However, one of the Company's principal stockholders has committed to provide the funding, if necessary, to cover any working capital deficiencies during initial operations (at a minimum through March 31, 2001).

This is the first such dinner cruise vessel operating on the Mississippi Gulf Coast and while the Company's management believes demand will be sufficient, there is no assurance that market demand will be able to support the vessel.

2.   SIGNIFICANT ACCOUNTING POLICIES:

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory, which is recorded at the lower of actual cost or market, represents amounts on hand related to food and beverages used in the dinner cruise operation as well as other miscellaneous items held for sale through the Company's gift shop.

The Company's property and equipment consists primarily of the cruise vessel, related leasehold improvements and office equipment for shoreside facilities. These assets are recorded at cost less accumulated depreciation calculated using the straight-line method over the estimated useful lives of the respective classes of depreciable assets, net of salvage value (if any). Expenditures for maintenance and repairs are expensed when incurred. Major expenditures for renewals and improvements that extend the useful lives of existing assets and interest incurred during vessel construction are capitalized.

Unearned revenue represents amounts received in advance for future cruises and for the sale of gift certificates outstanding as of the financial statement date.

There are no significant temporary differences between financial reporting and tax basis of assets and liabilities. The Company has incurred a cumulative loss from operations since inception. Therefore, a full valuation allowance was provided against the net deferred tax asset primarily resulting from the Company's net operating loss (NOL ) carryforwards. Total net operating loss carryforwards at March 31, 2000 were approximately $1,600,000 and they expire in varying amounts in the years 2010 through 2020.

Cruise revenues are recognized at the time of voyage and gift shop revenues are recognized upon the sale of goods. In the case of cruises not taken, the nonrefundable portion of amounts received are recognized as revenue on the scheduled date of the cruise, with any additional amount on deposit relieved from unearned revenues and refunded to the customer.

Complimentary items represent free voyage passes and other items extended in gratis to certain customers. Such amounts are recorded at retail value as a reduction to gross revenues.

All expenses related to entering the dinner cruise business including marketing expenses were expensed as incurred.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

3.   RELATED PARTY TRANSACTIONS:

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During 2000 and 1999 consulting fees paid to Directors were $8,000 and $61,500, respectively. Revenue derived from a transaction with a principal stockholder during 2000 was approximately $13,000.

4.   STOCK OPTION PLAN:

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation, and continues to apply " Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. The disclosure requirements of SFAS 123 are effective for options granted in fiscal year 1996 and thereafter.

The Company's 1993 Stock Option Plan (the "Plan") provides for the issuance of up to 2 million shares of common stock at no less than 84% of market value at the time of grant (for non-qualified options) and no less than 110% of market value for incentive stock options.

A summary of stock option activity follows:



                                            Number           Weighted Average
                                          of Options          Exercise Price
                                          ----------          --------------

Balance at March 31, 1998                    6,300              $   14.05

 Options exercised                          (6,300)             $   14.05
 Options granted                            17,750              $   15.00
                                            ------

Balance at March 31, 1999                   17,750              $   15.00

 Options forfeited                          (3,750)             $   15.00
 Options granted                             8,212              $   15.00

Balance at March 31, 2000                   22,212              $   15.00

The options granted in 2000 and 1999 had a fair value of $0.86 and $2.08 per share, respectively. These valuations were determined using the Black-Scholes pricing model, using assumptions of risk-free interest rates of 5.80% and 5.35%, no dividends, and volatility of 25%. If the Company were to have adopted the expense recognition provisions of SFAS 123, the Company's net loss would have been approximately $1,668,000 ($30.38 per share) and $161,000 ($3.35 per share) in 2000 and 1999. No options were exercisable at March 31, 2000.

5.   PROPERTY AND EQUIPMENT:

The major classifications and estimated useful lives of property and equipment follow:

                                  Amount          Estimated Useful Life
                                ----------      ---------------------------
Cruise vessel                   $7,127,753      25 years, 20% salvage value
Leasehold improvements             456,961      6 years, no salvage value
Office equipment                   145,046      4-6 years, no salvage value
  Subtotal                       7,729,760
  Accumulated depreciation        (121,981)
                                ----------

  Property and equipment, net   $7,607,779
                                ==========



During the years ended March 31, 2000 and 1999 $124,262 and $15,251, respectively, of interest related to vessel construction was capitalized and is included within the cumulative cruise vessel cost reflected above.

6. NOTE PAYABLE:

The Company financed the construction of the cruise vessel with bank financing and manditorily redeemable preferred stock (see Note 7).

At March 31, 2000 the Company had in place term financing in the amount of $6,660,000 for a five year period with payments based on a ten year amortization schedule with the remaining unpaid balance due after five years. The payments are due quarterly beginning June 30, 2000 (interest only at March 31, 2000) with interest fixed at a rate of 8.05%. The Company also has a $1,000,000 revolving line of credit (used for working capital purposes) with the bank. As of March 31, 2000 the amount outstanding under the revolving line of credit was $443,198. Interest on the revolving line of credit is based upon the Lender's floating prime rate (9.00% at March 31, 2000). The combined term and revolving financing arrangement is secured by a lien on the cruise vessel, a limited guarantee from the vendor who supplied the vessel's engines and the personal guarantee of Mr. Burt H. Keenan, a principal stockholder.

Maturities of the notes payable and line of credit for the years ended March 31 are as follows:

          2001                          $   899,183
          2002                              492,169
          2003                              532,905
          2004                              577,009
          2005                            4,601,932

The carrying values of the note payable and the revolving line of credit approximate their respective fair values.

The term financing is subject to certain financial and non- financial covenants. The Company has obtained a waiver from its lender with respect to compliance with the financial covenants extending until April 2001. The financial covenants, which become effective subsequent to March 31, 2001, include minimum cash flow coverage of debt payments of 1.25 to 1 and minimum net worth, including preferred stock, of $1,000,000.

While the financial covenants discussed above do not become effective until after March 31, 2001, as discussed in Note 1, the Company's initial operations have not been profitable, and the Company is in a deficit working capital position as of March 31, 2000. Should such losses continue, the Company's operations alone will not provide adequate performance to meet the financial covenants under the Company's debt agreement once effective, subsequent to March 31, 2001. Management is currently developing a plan to amend its debt agreement to enable the Company to continue to meet its obligations as they become due from funds generated by operations and maintain compliance under the terms of its debt agreement. However, if management is unsuccessful in that effort, consideration may be given to seeking additional capital and/or other financial support from the Company's principal stockholders.

7. MANDATORILY REDEEMABLE PREFERRED STOCK:

The Company issued 15,000 shares of mandatorily redeemable convertible preferred stock in November 1998. The Preferred Stock bears annual dividends of $10.00 per share payable quarterly in arrears. Each preferred share is convertible into one share of common stock at the option of the holder. The Company has the option to redeem the preferred shares in whole or in part at a price of $100.00 plus accrued dividends as of December 31, 2001 and the obligation to redeem all shares at a price of $100.00 on December 31, 2004, plus accrued dividends. The holder of the preferred shares has no voting rights except at any time when the equivalent of three quarterly dividends are unpaid or the Company fails to make any mandatory redemption of the preferred shares at which time the number of directors of the Company will be increased by two and elected by the preferred shareholder. No dividends on the Preferred Stock have been paid since issuance; the amount of dividends payable at March 31, 2000 is $204,760 and is included within current liabilities in the accompanying balance sheet. The holder of the Preferred Shares has taken no action as a result of the nonpayment of the dividends.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2000.

                                 STARSHIP CRUISE LINE, INC.

                                 BY:  /S/ BURT H. KEENAN
                                     -----------------------
                                     Burt H. Keenan
                                     Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 29, 2000.

By:  /S/ BURT H. KEENAN            Chairman of the Board and Director
     ----------------------------
     Burt H. Keenan

By:  /S/ TROY M. MANTHEY           President, Chief Executive Officer and
     ----------------------------  Director
     Troy M. Manthey

By:  /S/ GEORGE F. SUSTENDAL III   Director
     ----------------------------
     George F. Sustendal III

By:  /S/ RICHARD D. STEWART        Director
     ----------------------------
     Richard D. Stewart

By:  /S/ D. B. H. CHAFFE III       Director
     ----------------------------
     D. B. H. Chaffe III

By:  /S/ DANIEL B. KILLEEN         Director
     ----------------------------
     Daniel B. Killeen

By:  /S/ JERRY W. JARRELL          Chief Financial Officer, Secretary and
     ----------------------------  Director (Principal Financial and
     Jerry W. Jarrell              Accounting Officer)