Form 10QSB
period 2000-06-30
STARSHIP CRUISE LINE INC
filed 2000-08-14
CIK 904144

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ___________________.

Commission file number: 33-61888-FW

STARSHIP CRUISE LINE, INC.
(FORMERLY EMERGING BETA CORPORATION)
(Exact name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	72-1235449 (I.R.S. Employer Identification No.)

315 Beach Blvd., Biloxi, Mississippi (Address of principal executive offices)	39530 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES / X /	NO / /

The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2000:

Common Stock, $1.00 Par Value - 54,900 shares

STARSHIP CRUISE LINE, INC.

Index to Form 10-Q

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Balance Sheets as of June 30, 2000 and March 31, 2000

Statements of Operations for the Three Months Ended June 30, 2000 and 1999

Statements of Cash Flows for the Three Months Ended June 30, 2000 and 1999

Notes to the Financial Statements

Item 2.     Management's Discussion and Analysis of Financial condition and Results of Operations

Part II.     OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities and Use of Proceeds

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5     Other Information

Item 6     Exhibits and Reports on Form 8-K

PART 1. FINANCIAL STATEMENTS
Item 1. Financial Statements

STARSHIP CRUISE LINE, INC.
BALANCE SHEETS
(Unaudited)

	June 30, 2000	March 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 9,787	$ 68,912
Accounts receivable	12,002	12,081
Inventories	35,419	35,873
Prepaid expenses	40,098 __________	15,674 ___________
Total current assets	97,306	132,540
PROPERTY AND EQUIPMENT, net	7,549,854 __________	7,607,779 ___________
Total assets	$7,647,160	$7,740,319

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
Current portion of notes payable	$ 575,387	$ 455,985
Revolving line of credit	960,000	443,198
Accounts payable	94,723	116,463
Preferred stock dividends payable	242,260	204,760
Accrued liabilities	86,594	93,061
Unearned revenue	104,570 __________	106,628 ___________
Total current liabilities	2,063,534	1,420,095
LONG-TERM DEBT, net of current portion	6,084,613	6,204,015
MANDATORILY REDEEMABLE PREFERRED STOCK, $1.00 par value, 2,000,000 shares authorized; 15,000 shares subscribed, issued and outstanding	1,500,000	1,500,000
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; 20,000,000 shares authorized; 54,900 shares issued and outstanding	54,900	54,900
Additional paid-in capital	379,431	379,431
Retained earnings (deficit)	(2,435,318) __________	(1,818,122) ___________
Total stockholders' equity	(2,000,987) __________	(1,383,791) ___________
Total liabilities and stockholders' equity	$7,647,160 __________	$7,740,319 ___________

The accompanying notes are an integral part of these balance sheets.

STARSHIP CRUISE LINE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30, 2000	For the Three Months Ended June 30, 1999

REVENUE, net	$ 465,274	-

COST OF SALES AND EXPENSES:
Operating expenses	535,241	-
Sales and Marketing	148,604	-
General and Administrative	129,687	137,658
Interest, net	147,299	-
Depreciation expense	84,139 ____________	- ____________
Total cost and expenses	1,044,970 ____________	137,658 ____________

NET INCOME (LOSS) BEFORE INCOME TAXES	(579,696)	(137,658)

PROVISION FOR INCOME TAXES	- ____________	- ____________

NET INCOME (LOSS)	(579,696)	(137,658)

PREFERRED STOCK DIVIDENDS	(37,500)	(37,500)

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$ (617,196) ____________	$ (175,158) ____________

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	54,900 ____________	54,900 ____________

BASIC AND DILUTED LOSS PER SHARE	$ (11.24) ____________	$ (3.19) ____________

The accompanying notes are an integral part of these financial statements.

STARSHIP CRUISE LINE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended June 30, 2000	For the Three Months Ended June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(579,696)	$(137,658)
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities-
Depreciation and amortization	84,139	-
Changes in current assets and liabilities:		-
Accounts receivable	79	-
Inventories	454	-
Other current assets	(24,424)	-
Accounts payable	(21,740)	14,974
Accrued liabilities	(6,466)	-
Other current liabilities	(2,059) _________	- _________
Net cash used in operating activities	(549,713)	(122,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to facilities and vessel	(26,214)	(726,058)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from notes payable	516,802 _________	815,000 _________
NET DECREASE IN CASH AND CASH EQUIVALENTS	(59,125)	(33,742)

CASH AND CASH EQUIVALENTS, Beginning of period	68,912 _________	45,813 _________

CASH AND CASH EQUIVALENTS, End of period	$9,787 _________	$12,071 _________

The accompanying notes are an integral part of these financial statements.

STARSHIP CRUISE LINE, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.     DESCRIPTION OF ORGANIZATION:

Starship Cruise Line, Inc. (the "Company") is a Delaware Corporation. The Company operates a dinner cruise vessel on the Mississippi Gulf Coast, primarily serving that region's tourism market. Operations commenced in December, 1999.

The Company is highly leveraged and has limited operating history. Initial operations have not been profitable and the Company is in a deficit working capital position. The Company's management believes the vessel will be able to generate positive cash flow by the end of its first year of operations, but there is no assurance that this will occur. However, one of the Company's principal stockholders has committed to provide the funding, if necessary, to cover any working capital deficiencies during initial operations (at a minimum through March 31,2001).

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

The Company's property and equipment consists primarily of the cruise vessel, related leasehold improvements and office equipment for shore side facilities. These assets are recorded at cost less accumulated depreciation calculated using the straight-line method over the estimated useful lives of the respective classes of depreciable assets, net of salvage value (if any). Expenditures for maintenance and repairs are expensed when incurred. Major expenditures for renewals and improvements that extend the useful lives of existing assets and interest incurred during vessel construction are capitalized.

Unearned revenue represents amounts received in advance for future cruises and for the sale of gift certificates outstanding as of the financial statement date.

There are no significant temporary differences between financial reporting and tax basis of assets and liabilities. The Company has incurred a cumulative loss from operations since inception. Therefore, a full valuation allowance was provided against the net deferred tax asset primarily resulting from the Company's net operating loss (NOL ) carry forwards.

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

3.      RELATED PARTY TRANSACTIONS:

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the three months ended June 30, 2000 and 1999 consulting fees paid to Directors were $6,000 and $1,500 respectively .

4.      NOTES PAYABLE:

The Company financed the construction of the cruise vessel with bank financing and mandatorily redeemable preferred stock (see Note 5).

At June 30, 2000 the Company had in place term financing in the amount of $6,660,000 for a five year period with payments based on a ten year amortization schedule with the remaining unpaid balance due after five years. The payments are due quarterly beginning June 30, 2000 (interest only at March 31, 2000) with interest fixed at a rate of 8.05%. The Company also has a $1,000,000 revolving line of credit (used for working capital purposes) with the bank. As of June 30, 2000 the amount outstanding under the revolving line of credit was $960,000. Interest on the revolving line of credit is based upon the Lender's floating prime rate (9.00% at June 30, 2000). The combined term and revolving financing arrangement is secured by a lien on the cruise vessel, a limited guarantee from the vendor who supplied the vessel's engines and the personal guarantee of Mr. Burt H. Keenan, a principal stockholder and Chairman of the Company.

The term financing is subject to certain financial and non-financial covenants. The Company has obtained a waiver from its lender with respect to compliance with the financial covenants extending until April 2001. The financial covenants, which become effective subsequent to March 31, 2001, include minimum cash flow coverage of debt payments of 1.25 to 1 and minimum net worth, including preferred stock, of $1,000,000.

While the financial covenants discussed above do not become effective until after March 31, 2001, as discussed in Note 1, the Company's initial operations have not been profitable, and the Company is in a deficit working capital position as of June 30, 2000. Should such losses continue, the Company's operations alone will not provide adequate performance to meet the financial covenants under the Company's debt agreement once effective, subsequent to March 31, 2001. Management is currently developing a plan to amend its debt agreement to enable the Company to continue to meet its obligations as they become due from funds generated by operations and maintain compliance under the terms of its debt agreement. However, if management is unsuccessful in that effort, consideration may be given to seeking additional capital and/or other financial support from the Company's principal stockholders.

5.       MANDATORILY REDEEMABLE PREFERRED STOCK:

The Company issued 15,000 shares of mandatorily redeemable convertible preferred stock in November 1998. The Preferred Stock bears annual dividends of $10.00 per share payable quarterly in arrears. Each preferred share is convertible into one share of common stock at the option of the holder. The Company has the option to redeem the preferred shares in whole or in part at a price of $100.00 plus accrued dividends as of December 31, 2001 and the obligation to redeem all shares at a price of $100.00 on December 31, 2004, plus accrued dividends. The holder of the preferred shares has no voting rights except at any time when the equivalent of three quarterly dividends are unpaid or the Company fails to make any mandatory redemption of the preferred shares at which time the number of directors of the Company will be increased by two and elected by the preferred shareholder. No dividends on the Preferred Stock have been paid since issuance; the amount of dividends payable at June 30, 2000 is $242,260 and is included within current liabilities in the accompanying balance sheet. The holder of the Preferred Shares has taken no action as a result of the nonpayment of the dividends.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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

     In July 1998, the Company began developing a dinner cruise business centered in Biloxi, Mississippi. The dinner cruise business commenced operations in December 1999. The net cruise revenue for the three months ended June 30, 2000 was $465,274 from approximately 8,717 passengers. The cost of sales and other operating expenses for the three months ended June 30, 2000 were $1,044,970. The Company had a loss before preferred stock dividend for the three months ended June 30, 2000 of $579,696 compared to a loss before preferred stock dividend in 1999 of $137,658.

     The Company had a working capital deficit of $1,966,228 and negative stockholders' equity of $(2,000,987) as of June 30, 2000. Substantially all of the Company's assets are comprised of the cruise vessel and related on shore facilities. The Company has financed it operations and the construction with proceeds of a private placement of 30,000 shares of Common Stock at $10 per share, proceeds from the sale of 15,000 shares of preferred stock at $100 per share, the exercise of stock options by officers and directors at $12 or $15 per share, and from bank debt financing. At June 30, 2000, term financing was in place in the amount of $6,660,000 for a five year period with the unpaid balance due after the five years. The payments are due quarterly beginning June 30, 2000 (interest only at March 31, 2000) with interest fixed at a rate of 8.05%. The Company also has a $1,000,000 working capital revolving line of credit with the bank. As of June 30, 2000, the amount outstanding under the working capital line was $960,000. The financing is secured by a lien on the dinner cruise vessel, a limited guarantee from the vendor who supplied the vessel's engines and the personal guarantee of Burt H. Keenan, the company's founder. The term financing is subject to certain financial and non-financial covenants. The financial covenants, which have been waived by the Company's lender until April 1, 2001, include minimum cash flow coverage of debt payments of 1.25 to 1 and minimum net worth, including preferred stock of, $1,000,000.

     While the financial covenants discussed above do not become effective until after March 31, 2001, the Company's initial operations have not been profitable, and the Company is in the deficit working capital position as of June 30, 2000. Should such losses continue, the Company's operations alone will not provide adequate performance to meet the financial covenants under the Company's debt agreement once effective, subsequent to March 31, 2001. Management is currently developing a plan to amend its debt agreement to enable the Company to continue to meet its obligations as they become due from funds generated by operations and maintain compliance under the terms of its debt agreement. However, if management is unsuccessful in that effort, consideration may be given to seeking additional capital and/or other financial support from the Company's principal stockholders. The Company's management believes the vessel will be able to generate positive cash flow by the end of its first year of operations, but there is no assurance this will occur. However, one of the Company's principal stockholders has committed to provide the funding, if necessary, to cover any working capital deficiencies through March 31, 2001.

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

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

In connection with forward-looking statements contained in this Form 10-QSB and those that may be made in the future by or on behalf of the Company which are identified as forward-looking by such words as "believes," "intends" or words of a similar nature, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-QSB were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-QSB will be realized or the actual results will not be significantly higher or lower. These forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-QSB should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-QSB. The inclusion of the forward-looking statements contained in this Form 10-QSB should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-QSB will be achieved. In light of the foregoing, readers of this Form 10-QSB are cautioned not to place undue reliance on the forward-looking statements contained herein.

PART II.      OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

None

Item 2.      Changes in Securities and Use of Proceeds

None

Item 3.      DEFAUTLS UPON SENIOR SECURITIES

None

Item 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None

Item 5.      OTHER INFORMATION

None

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits.
3.	Certificate of Incorporation and Bylaws
	*3.1	Restated Certificate of Incorporation
	*3.2	Bylaws
	*3.3	Proposed Certificate of Amendment to the Restated Certificate of Incorporation
	*3.4	Amendment to Certificate of Incorporation for name change

10.	Material Contracts
	*10.1	1993 Stock Option Plan
	*10.2	Form of Stock Option Agreements with Messrs. Keenan, Killeen, Jarrell and Chaffe with Schedule of Details
(b)	Reports of Form 8-K. No reports were filed in the quarter ended June 30, 2000

___________

*Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2000.

STARSHIP CRUISE LINE, INC.

By:	/s/ Burt H. Keenan ___________________________________ Burt H. Keenan Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on August 14, 2000.

By:	/s/ Burt H. Keenan __________________________________ Burt H. Keenan	Chairman of the Board and Director

By:	/s/ Troy M. Manthey __________________________________ Troy M. Manthey	President, Chief Executive Officer and Director

By:	/s/ George F. Sustendal III __________________________________ George F. Sustendal III	Director

By:	/s/ Richard D. Stewart __________________________________ Richard D. Stewart	Director

By:	/s/ D. B. H. Chaffe III __________________________________ D. B. H. Chaffe III	Director

By:	/s/ Daniel B. Killeen __________________________________ Daniel B. Killeen	Director

By:	/s/ Jerry W. Jarrell __________________________________ Jerry W. Jarrell	Chief Financial Officer, Secretary and Director