Form 10QSB
period 2000-09-30
STARSHIP CRUISE LINE INC
filed 2000-11-15
CIK 904144

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

o [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

o [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ___________________.

               Commission file number: 33-61888-FW

                           STARSHIP CRUISE LINE, INC.
                      (FORMERLY EMERGING BETA CORPORATION)
              (Exact name of small business issuer in its charter)


             DELAWARE                                    72-1235449
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)


  315 Beach Blvd., Biloxi, Mississippi                       39530
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


                       YES  / X /                NO   /   /

The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 2000:


                  Common Stock, $1.00 Par Value - 54,900 shares

================================================================================

                           STARSHIP CRUISE LINE, INC.


                               Index to Form 10-Q


                          Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)


         Balance Sheets as of September 30, 2000 and March 31, 2000


         Statements of Operations for the Three and Six Months Ended September 30, 2000 and 1999


         Statements of Cash Flows for the Six Months Ended September 30, 2000 and 1999


         Notes to the Financial Statements


Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations


                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings


Item 2.  Changes in Securities and Use of Proceeds


Item 3.  Defaults Upon Senior Securities


Item 4.  Submission of Matters to a Vote of Security Holders


Item 5   Other Information


Item 6   Exhibits and Reports on Form 8-K


================================================================================

PART 1. FINANCIAL STATEMENTS
Item 1. Financial Statements

                                        STARSHIP CRUISE LINE, INC.
                                              BALANCE SHEETS
                                                (Unaudited)

                                                                 September 30, 2000       March 31, 2000
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                   $     345,202            $    68,912
     Accounts receivable                                                 7,252                 12,081
     Inventories                                                        47,784                 35,873
     Prepaid expenses                                                   59,334                 15,674
                                                                    ----------             ----------
          Total current assets                                         459,572                132,540

PROPERTY AND EQUIPMENT, net                                          7,494,792              7,607,779
                                                                    ----------             ----------
          Total assets                                              $7,954,364             $7,740,319
                                                                    ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES:

     Current portion of notes payable                             $  6,552,637            $   455,985
     Due to Shareholder                                              1,210,000
     Revolving line of credit                                          500,000                443,198
     Accounts payable                                                   79,781                116,463
     Preferred stock dividends payable                                 279,760                204,760
     Accrued liabilities                                               246,465                 93,061
     Unearned revenue                                                  153,026                106,628
                                                                    ----------            -----------
          Total current liabilities                                  9,021,669              1,420,095

LONG-TERM DEBT, net of current portion                                  ---                 6,204,015

MANDATORILY  REDEEMABLE  PREFERRED  STOCK,  $1.00 par  value,
2,000,000  shares authorized; 15,000 shares subscribed, issued
and outstanding                                                      1,500,000              1,500,000

STOCKHOLDERS' EQUITY:

     Common stock, $1 par value; 20,000,000 shares
     authorized; 54,900 shares issued and outstanding                   54,900                 54,900
     Additional paid-in capital                                        379,431                379,431
     Retained earnings (deficit)                                    (3,001,636)            (1,818,122)
                                                                    -----------           ------------
          Total stockholders' equity                                (2,567,305)            (1,383,791)
                                                                    -----------           ------------
Total liabilities and stockholders' equity                          $7,954,364             $7,740,319
                                                                    ===========           ============

The accompanying notes are an integral part of these balance sheets.

==================================================================================================================





                                         STARSHIP CRUISE LINE, INC.
                                          STATEMENTS OF OPERATIONS
                                                 (unaudited)


                                                  For the        For the        For the         For the
                                                Six Months     Six Months     Three Months    Three Months
                                                   Ended          Ended          Ended           Ended
                                                 September      September    September 30,   September 30,
                                                 30, 2000       30, 1999          2000            1999


    REVENUE, net                                 $   993,715              -   $     528,441              -

    COST OF SALES AND EXPENSES:

    Operating expenses                               948,068                        412,827              -

    Sales and Marketing                              425,773                        277,169              -

    General and Administrative                       252,477        302,812         122,790        165,154

    Interest, net                                    306,432                        159,133              -

preciation expense                                   169,479                         85,340              -
                                               -------------                    -------------

    Total cost and expenses                        2,102,229        302,812       1,057,259        165,154
                                               -------------    -----------     -------------   -----------

    NET INCOME (LOSS) BEFORE INCOME TAXES

                                                 (1,108,514)      (302,812)       (528,818)       (165,154)

    PROVISION FOR INCOME TAXES                             -              -              -                -

    NET INCOME (LOSS)
                                                 (1,108,514)      (302,812)       (528,818)       (165,154)

    PREFERRED STOCK DIVIDENDS                       (75,000)       (75,000)        (37,500)        (37,500)
                                               -------------    -----------     -------------   -----------



    NET LOSS ATTRIBUTABLE TO COMMON STOCK      $(1,183,514)     $ (377,812)     $ (566,318)$      (202,654)
                                               -------------    -----------     -------------   -----------


    WEIGHTED AVERAGE NUMBER OF SHARES               54,900         54,900            54,900         54,900
    OUTSTANDING                                -------------    -----------     -------------   -----------





    BASIC AND DILUTED LOSS PER SHARE               $ (21.56)       $  (6.88)    $   (10.32)      $  (3.69)
                                                   ---------       ---------    -----------      ---------

                 The accompanying notes are an integral part of these financial statements.



=================================================================================================================




                                           STARSHIP CRUISE LINE, INC.
                                            STATEMENTS OF CASH FLOWS
                                                   (Unaudited)


                                                                             For the              For the
                                                                        Six Months Ended         Six Months
                                                                       September 30, 2000          Ended
                                                                                             September 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                                              $(1,108,514)            $(302,812)

     Adjustments to reconcile net loss to net cash provided (used in) operating activities-

          Depreciation and amortization                                        169,479                     -

          Changes in current assets and liabilities:

             Accounts receivable                                                 4,829                     -

             Inventories                                                       (11,911)              (12,023)

             Other current assets                                              (43,660)                    -

             Accounts payable                                                  (34,356)             (346,801)

             Accrued liabilities                                               153,404                     -

             Other current liabilities                                          46,398                     -
                                                                             ---------             ---------

               Net cash used in operating activities                          (824,331)             (661,636)



CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to facilities and vessel                                        (56,492)           (1,509,468)



CASH FLOWS FROM FINANCING ACTIVITES:

     Proceeds from notes payable and revolving line of credit                  556,802              2,133,639
     Proceeds from Shareholder advances                                      1,210,000                      -
     Payments on notes payable                                                (609,689)                     -
                                                                             ---------              ---------
     Cash flows from financing activities                                    1,157,113              2,133,639
                                                                             ---------              ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           276,290                (37,465)

CASH AND CASH EQUIVALENTS, Beginning of period                                  68,912                 45,813
                                                                             ---------              ---------

CASH AND CASH EQUIVALENTS, End of period                                      $345,202                 $8,348
                                                                              ---------             ---------

                   The accompanying notes are an integral part of these financial statements.


                           STARSHIP CRUISE LINE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.     DESCRIPTION OF ORGANIZATION:
       ---------------------------

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

2.      SIGNIFICANT ACCOUNTING POLICIES:
        -------------------------------

The financial statements for the six months ended September 30, 2000 and 1999 are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999 and the cash flows for the six months ended September 30, 2000 and 1999.

The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2001.

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

The carrying value of property and equipment is periodically assessed by management to determine whether such assets are impaired. When events or circumstances indicate that long-lived asset carrying amounts (including property and equipment) may not be recoverable, a reduction in the carrying value of long-lived assets to fair value is required. The Company's management believes that the vessel will generate positive cash flow in the future and that the recorded amounts for property and equipment are recoverable as of September 30, 2000. However, as discussed above, the vessel has a limited operating history, and if circumstances change over time such that it becomes evident that estimated future cash flows will not recover recorded amounts, the Company may be required to recognize asset imparment charges in the future.

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

3.      RELATED PARTY TRANSACTIONS:
        --------------------------

Officers and directors are compensated based on actual time and expenses devoted to the Company's business. During the six months ended September 30, 2000 and 1999 consulting fees paid to Directors were $12,000 and $1,500 respectively.

4.      NOTES PAYABLE:
        -------------

The Company financed the construction of the cruise vessel with bank financing and mandatorily redeemable preferred stock (see Note 5).

At September 30, 2000 the Company had in place term financing in the amount of $6,660,000 for a five year period with payments based on a ten year amortization schedule with the remaining unpaid balance due after five years. The payments are due quarterly beginning June 30, 2000 with interest fixed at a rate of 8.05%. As of September 30, 2000 the balance outstanding on the term financing is $6,552,637. All of the term financing is classified as current debt due to bank waiver on financial covenants expiring in April 2001. The Company also has a $500,000 revolving line of credit (used for working capital purposes) with the bank that was fully drawn as of September 30, 2000 and is due October 31, 2000. The $500,000 was repaid on Octover 31, 2000 with proceeds received from additional shareholder advances. Interest on the revolving line of credit is based upon the Lender's floating prime rate (9.00% at September 30, 2000). The combined term and revolving financing arrangement is secured by a lien on the cruise vessel, a limited guarantee from the vendor who supplied the vessel's engines and the personal guarantee of Mr. Burt H. Keenan, a principal stockholder and Chairman of the Company. Also as of September 30, 2000 Burt H. Keenan has loaned the Company $1,210,000 on an unsecured demand basis at the same interest rate as the bank line of credit to provide additional working capital.

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

While the financial covenants discussed above do not become effective until after March 31, 2001, as discussed in Note 1, the Company's initial operations have not been profitable, and the Company is in a deficit working capital position as of September 30, 2000. Should such losses continue, the Company's operations alone will not provide adequate performance to meet the financial covenants under the Company's debt agreement once effective, subsequent to March 31, 2001. Additionally, as noted above, the Company has borrowed approximately $1.2 million from a principal stockholder as of September 30, 2000 to provide additional working capital. Management is currently developing a plan to amend its debt agreement to enable the Company to continue to meet its obligations as they become due from funds generated by operations and maintain compliance under the terms of its debt agreement. However, if management is unsuccessful in that effort, consideration may be given to seeking additional capital and/or other additional financial support from the Company's principal stockholders.

The Company has been advised by its independent public accountants that should the Company's situation described above remain unresolved prior to completion of the Company's financial statements for the year ending at March 31, 2001, their auditors' report on those financial statements will likely include a modification concerning the Company's ability to continue as a going concern.

5.       MANDATORILY REDEEMABLE PREFERRED STOCK:
         --------------------------------------

The Company issued 15,000 shares of mandatorily redeemable convertible preferred stock in November 1998. The Preferred Stock bears annual dividends of $10.00 per share payable quarterly in arrears. Each preferred share is convertible into one share of common stock at the option of the holder. The Company has the option to redeem the preferred shares in whole or in part at a price of $100.00 plus accrued dividends as of December 31, 2001 and the obligation to redeem all shares at a price of $100.00 on December 31, 2004, plus accrued dividends. The holder of the preferred shares has no voting rights except at any time when the equivalent of three quarterly dividends are unpaid or the Company fails to make any mandatory redemption of the preferred shares at which time the number of directors of the Company will be increased by two and elected by the preferred shareholder. No dividends on the Preferred Stock have been paid since issuance; the amount of dividends payable at September 30, 2000 is $279,760 and is included within current liabilities in the accompanying balance sheet. The holder of the Preferred Shares has taken no action as a result of the nonpayment of the dividends.

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

     In July 1998, the Company began developing a dinner cruise business centered in Biloxi, Mississippi. The dinner cruise business commenced operations in December 1999. The net cruise revenue for the six and three months ended September 30, 2000 was $993,715 and $528,441 respectively. The cost of sales and other operating expenses for the six and three months ended September 30, 2000 were $2,102,229 and $1,057,259 respectively. Total costs and expenses
(consisting only of general and administrative costs) were $302,812 and $165,154, respectively for the six and three months ended September 30, 1999. The Company had a loss before preferred stock dividend for the six and three months ended September 30, 2000 of $1,108,514 and $528,818 compared to a loss before preferred stock dividend in 1999 of $302,812 and $165,154 respectively.

     The Company had a working capital deficit of $2,587,173 and negative stockholders' equity of $(2,567,305) as of September 30, 2000. Substantially all of the Company's assets are comprised of the cruise vessel and related on shore facilities. The Company has financed it operations and the construction with proceeds of a private placement of 30,000 shares of Common Stock at $10 per share, proceeds from the sale of 15,000 shares of preferred stock at $100 per share, the exercise of stock options by officers and directors at $12 or $15 per share, and with debt financing. At September 30, 2000, term financing was in place in the amount of $6,660,000 for a five year period with the unpaid balance due after the five years. The payments are due quarterly beginning June 30, 2000 (interest only at March 31, 2000) with interest fixed at a rate of 8.05%. As of September 30, 2000 the amount outstanding on the term financing is $6,552,637. All of the term financing is classified as current debt due to bank waiver on financial covenants expiring in April 2001. The Company also has a $500,000 working capital revolving line of credit with the bank that is fully drawn at September 30, 2000 and is due October 31, 2000. The $500,000 was repaid on October 31, 2000 with proceeds received from additional shareholder advances. The financing is secured by a lien on the dinner cruise vessel, a limited guarantee from the vendor who supplied the vessel's engines and the personal guarantee of Burt H. Keenan, the company's founder. The term financing is subject to certain financial and non-financial covenants. The financial covenants, which have been waived by the Company's lender until April 1, 2001, include minimum cash flow coverage of debt payments of 1.25 to 1 and minimum net worth, including preferred stock of, $1,000,000. Also as of September 30, 2000 Burt H. Keenan has loaned the Company $1,210,000 on an unsecured demand basis at the same interest rate as the bank line of credit to provide additional working capital.

     While the financial covenants discussed above do not become effective until after March 31, 2001, the Company's initial operations have not been profitable, and the Company is in the deficit working capital position as of September 30, 2000. Should such losses continue, the Company's operations alone will not provide adequate performance to meet the financial covenants under the Company's debt agreement once effective, subsequent to March 31, 2001. Additionally, as noted above, the Company has borrowed approximately $1.2 million from a principal stockholder as of September 30, 2000 to provide additional working capital. Management is currently developing a plan to amend its debt agreement to enable the Company to continue to meet its obligations as they become due from funds generated by operations and maintain compliance under the terms of its debt agreement. However, if management is unsuccessful in that effort, consideration may be given to seeking additional capital and/or other financial support from the Company's principal stockholders. The Company's management believes the vessel will be able to generate positive cash flow by the end of its first year of operations, but there is no assurance this will occur. However, one of the Company's principal stockholders has committed to provide the funding, if necessary, to cover any working capital deficiencies through March 31, 2001.

     The Company's debt obligations and its mandatorily redeemable preferred stock represent financial instruments subject to changes in market risk (primarily interest rate risk). The Company's revolving line of credit and its advances from a shareholder have variable interest rates and are therefore less subject to interest rate risk. The Company's term financing carries a fixed rate of interest and its mandatorily redeemable preferred stock has a fixed dividend rate. All other things being equal, the fair value of debt and debt equivalent instruments with fixed accrual rates will increase as market interest rates decline, and conversely the fair value of such instruments will decrease as market interest rates rise.

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

                          *3.4 Amendment to Certificate of Incorporation for name change



                 10.      Material Contracts

                          *10.1       1993 Stock Option Plan

                          *10.2       Form  of  Stock  Option   Agreements  with
                                      Messrs.  Keenan,   Killeen,   Jarrell  and
                                      Chaffe with Schedule of Details

                 (b) Reports of Form 8-K. No reports were filed in the quarter ended September 30, 2000

-----------


*Filed with Registration Statement on Form SB-2, File No. 33-61888-FW and incorporated by reference herein.


================================================================================

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2000.


                                        STARSHIP CRUISE LINE, INC.

                                        By:     /s/ Burt H. Keenan
                                                --------------------------------
                                                Burt H. Keenan
                                                Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on November 14, 2000.




By:        /s/ Burt H. Keenan
           __________________________________  Chairman of the Board
           Burt H. Keenan                      and Director



By:        /s/ Troy M. Manthey
           __________________________________  President, Chief Executive
           Troy M. Manthey                     Officer and Director



By:        /s/ George F. Sustendal III
           __________________________________  Director
           George F. Sustendal III



By:        /s/ Richard D. Stewart
           __________________________________  Director
           Richard D. Stewart



By:        /s/ D. B. H. Chaffe III
           __________________________________  Director
           D. B. H. Chaffe III



By:        /s/ Daniel B. Killeen
           __________________________________  Director
           Daniel B. Killeen



By:        /s/ Jerry W. Jarrell
           __________________________________  Chief Financial Officer,
           Jerry W. Jarrell                    Secretary and Director